Form 10QSB
period 2006-03-31
PAWFECT FOODS INC
filed 2006-05-11
CIK 1347613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Mar 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Pawfect Foods, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 20-3823853 (IRS Employer Identification No.)

6334 Winfield Blvd., Margate, Florida 33063 (Address of principal executive offices)

954-801-3950 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BALANCE SHEET

MARCH 31, 2006

UNAUDITED

ASSETS

Current Assets
Cash	$ 15,922

Total Assets	$ 15,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$ -

Stockholders' Equity

Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding	2,181

Additional Paid in Capital	17,919
Accumulated Deficit during Development Stage	(4,178)
Total Stockholders' Equity	15,922
Total Liabilities and Stockholders' Equity	$ 15,922

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 31, 2006 AND

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to MARCH 31, 2006

(unaudited)

	Three Months Ended	Operations During Development Stage Inception November 15, 2005 to March 31, 2006
March 31, 2006

Revenue	$ -	$ -

Expenses	$ 4,162	$ 4,178

Net Income (Loss)	$ (4,162)	$ (4,178)

Net Income (Loss) per Common Shares
Outstanding-Basic and Diluted	$ 0.00	$ 0.00

Weighted Average of Shares Outstanding	2,181,000	2,144,800

See accompanying notes to financial statements

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to MARCH 31, 2006

(unaudited)

	Three months ending March. 31, 2006	Operations During Development Stage Inception November 15, 2005 to March 31, 2006

Cash Flows form Operations:

Net Income (Loss)	$(4,162)	$(4,178)

Net Cash (used) by Operating Activities	(4,162)	(4,178)

Cash Flow from Financing Activities:

Issuance of Common Stock to Founder	-	2,000
Issuance of Common Stock for Cash	-	18,100

Net Cash Provided by Financing Activities	-0-	14,500

Net Increase (Decrease) in Cash	(4,162)	(4,178)

Cash, Beginning	20,084	20,084
Cash, Ending	15,922	15,922

Supplemental Disclosure:
Interest Paid	$ -
Taxes Paid	$ -

Non Cash Financing Activities:

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. These expenses are incurred by management without any expectation of reimbursement. When operation commence the company will be directly responsible for its operational expenses.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2005, there is no concentration of credit risk form uninsured bank balances.

Recent Accounting Pronouncements

Management does not believe that any of the recent issued accounting pronouncements will be applicable to the Company

NOTE 2 Income Taxes

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recorded or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

NOTE 3 CAPITAL TRANSACTIONS

In December 2005, the Company offered 181,000 shares of their common stock. The shares were offered under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty two (32) investors were of non-accredited status

Item 2. Management's Discussion and Analysis or Plan of Operation

The Pawfect Foods, Inc.’s business is to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. Currently we have obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. During the next twelve months we plan to satisfy our cash requirement by current cash on hand.

Item 3.    Controls and Procedures

In the quarter ended March 31, 2006, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 6. Exhibits

Exhibit Number	Document Description
32	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Charles Monahan (Registrant)
Date: May 10th, 2006	/s/ Charles Monahan___________ (Signature)*
Charles Monahan, President