Form 10QSB
period 2006-06-30
PAWFECT FOODS INC
filed 2006-08-10
CIK 1347613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BALANCE SHEET

JUNE 30, 2006

UNAUDITED

ASSETS
Current Assets
Cash	$ 7,262

Total Assets	$ 7,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$ -

Stockholders’ Equity

Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding	2,181

Additional Paid in Capital	17,919
Accumulated Deficit during Development Stage	(12,838)
Total Stockholders’ Equity	7,262
Total Liabilities and Stockholders’ Equity	$ 7,262

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE PERIOD JUNE 30, 2006 AND

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to JUNE 30, 2006

(unaudited)

	Six Months Ended	Three Months Ended	Operations During Development Stage Inception November 15, 2005 to June 30, 2006
	June 30,2006	June 30, 2006

Revenue	$ -	$ -	$ -

Expenses	$12,822	$ 8,660	$12,838

Net Income (Loss)	$ (12,822)	$ (8,660)	$ (12,838)

Net Income (Loss) per Common Shares
Outstanding-Basic and Diluted	$ 0.00	$ 0.00	$ 0.00

Weighted Average of Shares Outstanding	2,181,000	2,181,000	2,144,800

See accompanying notes to financial statements

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to JUNE 30, 2006

(unaudited)

	Six months ending June 30, 2006	Operations During Development Stage Inception November 15, 2005 to June 30, 2006

Cash Flows form Operations:

Net Income (Loss)	$(12,822)	$(12,838)

Net Cash (used) by Operating Activities	(12,822)	(12,838)

Cash Flow from Financing Activities:

Issuance of Common Stock to Founder	-	2,000
Issuance of Common Stock for Cash	-	18,100

Net Cash Provided by Financing Activities	-0-	20,100

Net Increase (Decrease) in Cash	(12,822)	(12,838)

Cash, Beginning	20,084	20,100
Cash, Ending	7,262	7,262

Supplemental Disclosure:
Interest Paid	$ -
Taxes Paid	$ -

Non Cash Financing Activities:

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

Item 3.    Controls and Procedures

In the quarter ended June 30, 2006, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

/s/ Charles Monahan (Registrant)
Date: July 22, 2006	/s/ Charles Monahan___________ (Signature)*
Charles Monahan, President