Form 10QSB
period 2006-09-30
PAWFECT FOODS INC
filed 2006-11-13
CIK 1347613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPTEMBER 30, 2006

(unaudited)

ASSETS
Current Assets
Cash	$ 7,262

Total Assets	$ 7,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts Payable	$ 1,000

Stockholders' Equity
Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding	2,181

Additional Paid in Capital	17,919
Accumulated Deficit during Development Stage	(13,838)
Total Stockholders' Equity	6,262
Total Liabilities and Stockholders’ Equity	$ 7,262

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 AND

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to SEPTEMBER 30, 2006

(unaudited)

	Three Months Ended September 30,2006	Nine Months Ended September 30, 2006	Operations During Development Stage Inception November 15, 2005 to September 30, 2006

Revenue	$ -	$ -	$ -

Expenses	1,000	13,822	13,838

Net Income (Loss)	$ (1,000)	$(13,822)	$ (13,838)

Net Income (Loss) per Common Shares
Outstanding-Basic and Diluted	$ 0.00	$0.00	$ 0.00

Weighted Average of Shares Outstanding	2,181,000	2,181,000	2,144,800

See accompanying notes to financial statements

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and

THE PERIOD NOVEMBER 15, 2005 (DATE OF INCEPTION) to SEPTEMBER 30, 2006

(unaudited)

	Nine months ended September 30, 2006	Operations During Development Stage Inception November 15, 2005 to September 30, 2006

Cash Flows form Operations:

Net Income (Loss)	$(13,822)	$(13,838)

Adjustments to Reconcile Income (loss) to Net Cash used for Operating Activities

Increase (Decrease) in Accrued Expenses	1,000	1,000
Net Cash (used) by Operating Activities	(12,822)	(12,838)

Cash Flow from Financing Activities:

Issuance of Common Stock to Founder	-	2,000
Issuance of Common Stock for Cash	-	18,100

Net Cash Provided by Financing Activities	-	14,500

Net Increase (Decrease) in Cash	(12,822)	(7,262)

Cash, Beginning	20,084	-
Cash, Ending	$7,262	$7,262

Supplemental Disclosure:
Interest Paid	$ -
Taxes Paid	$ -

Non Cash Financing Activities:

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The Pawfect Foods, Inc.’s business is to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. We have already obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products.

Furthermore, in accordance with our strategic plans and milestones, we have established an account with a distributor of premium holistic pet food to supply us with a modest selection of pet food for our visitors. Also, we have also established a credit card processing system with Authorize.net to offer our customers an easy and secure way to purchase premium holistic pet foods via the Internet and it is currently embedded within our website. We expect to be ready to process orders on December 1, 2006.

Item 3.    Controls and Procedures

In the quarter ended September 30, 2006, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

/s/ Charles Monahan (Registrant)
Date: October 20, 2006	/s/ Charles Monahan___________ (Signature)*
Charles Monahan, President