Form 10KSB
period 2006-12-31
PAWFECT FOODS INC
filed 2007-03-30
CIK 1347613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Pawfect Foods, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 20-3823853 (IRS Employer Identification No.)

1325 S Congress Ave., Boynton Beach, Florida 33426 (Address of principal executive offices)

954-801-3950 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes[ ] No [X]

State issuer's revenues for its most recent fiscal year. $0

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

There were 2,181,000 shares of common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors." Accordingly, to the extent that this Annual Report contains forward-looking statements regarding possible acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

We were incorporated in the State of Florida on November 15, 2005 and the company has been moving forward with the plan of selling pet food via the internet utilizing our website that can now be viewed at Pawfectfoods.com. We also have targeted products that are offered on our website for immediate purchase and with our recent addition of credit card processing through Authorize.net we expect to begin processing orders once we build traffic. Our products are offered at retail prices. In addition to offering a modest array of products, we expect to begin to feature tips and information that will enhance the knowledge of our potential customers in the first half of 2007. However, currently we do not have operations, or revenue sources.

Item 2. Description of Property

Our offices are located at 1325 S. Congress Ave Ste 202, Boynton Beach, Florida 33426. Our telephone number is (954) 801-3950

We presently do not have a corporate Internet website. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on the website of the Securities and Exchange Commission at www.sec.gov shortly after they are filed or furnished.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve Pawfect Foods, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of commons tock are quoted in the NASD's OTC Bulletin Board under the symbol "PWFF.OB"

NUMBER OF SHAREHOLDERS

The number of shareholders of record of our Common Stock as of the close of business on December 31, 2006 was 33.

DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the year ending December 31, 2006.

Item 6. Management Discussion and Analysis or Plan of Operation

Pawfect Foods is a development stage company and has no operations to date. The Pawfect Foods, Inc.s business plan is to become actively engaged in providing an online marketplace for Pet Food, via the Internet. Currently we have obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our e-commerce website, to introduce ourselves to potential customers.

During the next twelve months we plan to satisfy our cash requirement by current cash on hand.

Our strategic business plan contains a 4 stage operating strategy for the next twelve months.

Milestones to be funded with available funds

Stage One
Milestone	Time Needed	Funds Needed
Web Host	completed	Paid
Credit Card Processing	completed	$200 setup & $30 monthly
Completion of Website	completed	$0

Stage Two
Milestone	Time Needed	Funds Needed
Manufacturer & Supplier negotiations	30-45 days	none
Marketing	90-120 days	$1,000-$2,000

Stage Three
Milestone	Time Needed	Funds Needed
Hire Tech Consultant	30-45 days	$800-$1,250

It is with this plan that will pave the way to allow us to focus on developing and executing our interactive e commerce website that will offer our visitors a 24 hr access to an online marketplace.

The three stages of our strategic plans are as followed:

Firstly, we have currently completed stage one of our business plan and milestone which was to roll-out our website and obtained the necessary web hosting service and posted our website, which contains a modest array of products. Our e commerce website offers our visitors the capability to access our site 24 hrs a day and allow consumers to simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. Also, as an added benefit we added an email verification of the customers order sent immediately after the order is placed. We then, with the addition of Authorize.net credit card processing we are able to process orders. The site enables someone to search the website, read details about different products and select products by means of filling the online shopping cart for purchasing and email a link to friends of the products that may interest them. Furthermore, it will also allow our visitors the capability of purchasing products, through a secured page within the site to ensure privacy and the integrity of personal information

We will also maintain a sign in book for all those who visit our site, in order to build a database of individuals who indicated an interest in our services. Space will be allotted through all the pages of the website to allow placement of banner ads and links for those companies interesting in purchasing advertisement space on our site.

Our second stage will be focused on establishing a relationship with the manufacturers of Pet Food of both industry leaders and smaller, new manufacturers. However, initially, we expect to obtain our products through local wholesalers allowing us to utilize a just-in-time inventory by purchasing items as orders come in and immediately ship out and in other cases have the wholesaler directly ship the products for us. In either circumstance, it will allow us not to maintain an inventory of our own, which we hope will keep our operating costs low and pass the savings to our customers. Shipping charges will be estimated on the basis of weight and speed of delivery of each order. We expect to utilize US Postal Service, UPS, and Fedex. Their costs vary and will be directly determined by their prevailing rates.

To date, we have no agreements, nor contracts, with the suppliers of the products we will be offering on our website. However, we have started the preliminary steps in offering the products we intend to sell, by utilizing local wholesale suppliers, in which we plan on using a just-in-time inventory with a cash and carry method of payment and we can begin researching products we wish to sell and update the website accordingly. No contracts, agreements, nor permission are needed in posting these products on our website. In this manner, we hope to offer a modest amount of products on our website for sale immediately, pending the procurement of the credit card processing.

We intend to contact and negotiate with large manufacturers to offer their products on our website in a bulk type method. We hope to negotiate special deals or packaging, that differentiate from those offered by our competitors, by offering packaged products in bulk or multi-product gift sets, which by our research is not offered by other pet food supply stores. We also intend to contact smaller, recently formed manufacturers to offer their products on a more exclusive basis. We believe that by offering a generic more economical line of products through a smaller manufacturer we can in exchange offer that manufacturer an exclusive opportunity to sell only their brand of a single particular product and pass the savings to the consumer. For example, if we can negotiate the sale of a particular line dog and cat treats from a small manufacturer with the understanding that we would only sell their treats in hopes to get an advantage of better pricing that we can pass on to the customer. We expect to utilize this type of exclusivity on only a small number of products and to date we have not determined which products to seek out for exclusive sales. This method does not preclude the sale of their products to other companies in the similar business as ours, it will just offer the sale of their products on our website with the advantage of no other competition.

We expect to contact and negotiate the necessary packaging and agreements to supply within 30-45 days of this stage. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. As additional agreements are made with suppliers, we will up-grade the website. As our customer base increases we will upgrade the data base. Both upgrades will be ongoing during the life of our operations.

Also, during this stage, we will be beginning our marketing plan. Our marketing plan contains a 3-step plan.

The first step of our marketing plan is to initiate a comprehensive e mail advertising program targeting those individuals seeking to purchase Pet Food or have indicated an interest in our type of services.

These individuals would be those who have voluntarily signed up to receive these email messages about specific topics and are more likely to read them, a contact information listing of these individuals can be purchased from most marketing and research firms, however we have not yet contacted any firms who may such lists. We will also maintain a sign in book for all those who visit our site, visited by the individuals who finds our website through a search engine, in order to build a database of individuals who indicated an interest in our services or the services of our members. Response rates are expected to average between 3% to 5%. These efforts will result in company web site visits by these individuals because they have an interest in our products and services and can click through hyperlinks created in the our email announcement. Each email message will contain a header that specifies that the email announcement were sent to the recipient because they had subscribed to a particular service.

We expect to maintain a clean corporate image by practicing "etiquette" when sending email messages. In order to differentiate between email messages that are voluntarily requested and true "spamming" from unwelcome sources, we plan to only send targeted email to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the email lists.

We expect this phase to cost an estimated $250-$500 for the marketing leads.

The second Phase of the marketing plan is to submit our domain name on free search engines such as: www.excite.com, www.finalsearch.com, www.findlink.com, www.discoverit.com, www.hotbot.com. In an effort to increase traffic to our site, we will add our website address to as many as 1000 search engines. Individuals who visit theses search engines when searching for website that contain Pet Food will then have a choice of many websites to choose from, which may include ours, to satisfy their informational needs when searching for Pet Food related information on these types of search engines.

This is accomplished by entering meta tags to our website as well as at the time of adding our address to each search engine, which aid the search engine in completing a search of websites that an individual is looking for. Meta Tags are used as part of the codes embedded in a website that describe what your website is, through keywords or phrases, so that search engines can recognize each website and display them in their search engines when a search criteria is done by someone searching for a particular website. These meta tags may include key words or phrases, such as; pet food, holistic pet food, dog cat, treats. These types of free services that the search engines provide can be an invaluable and cost effective way of marketing our products and service. We expect to use a third party to offer a service whereby they will advise as to what meta tags should be used and its placement, as well as the submission of our site to over 1000 search engines. To date, we have not identified yet identified this third party. We expect this phase to cost an estimated $200 to $300.

The third step is to begin advertising campaign by the use of banner ads on other websites that sell pet clothing and groomers to allow a link of our website to be placed on their website. We have researched that expensing a companys banner ad by the number of hits that are made will be better served.

An average of $.01 to $.05 per hit will be charge depending on the size and placement of the ad and also for length of time its placed. We expect this phase to cost an estimated $550 to $1,200. A further breakdown illustrates our estimates:

Our forth and final stage of our plan takes place at months 6 through 12, where the customers acknowledgement and awareness of our website is forming, through a fully functioning website capable of generating revenue. It is at this phase where we must maintain our site more frequently, as a larger load of products and information is expected to be uploaded to the website. As well as to test and provide up-to-date technology for a smooth delivery of an online marketplace. We will take every step to assure our visitors a pleasurable and informative visit to our site to obtain their consumer loyalty and repeat business. We will construct a customer database to disseminate promotional offers to our customers and discount coupons for repeat customers to entice them to recommend our site to other individuals who express an interest in our services. We expect an estimated cost of $800 to $1,250 during this phase to hire a technical web consultant to update and maintain efficiency.

We anticipate that if our e commerce website becomes operational within the above timeline, we will generate revenues from the sale of products offered on the website, and though the sale of advertisements. There is no assurance that we will be successful within the products we offer or advertising on our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

 We do not anticipate significant research and development expenses over the next twelve months.

 We do not expect to purchase or sell any plant and significant equipment.

 We do not expect to make any significant changes in the number of employees over the next twelve months

 We expect to use our current location to store any needed inventory and through the use of JIT (just in time inventory) with our suppliers, who can also ship directly to our customers, we can limited the need for additional warehouse space

Item 7. Financial Statements

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive, Suite 226

Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pawfect Foods, Inc.

Margate, Florida

We have audited the accompanying balance sheet of Pawfect Foods, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2006, the period commencing November 15, 2005 (date of inception) to December 31, 2005 and cumulatively for the period from November 15, 2005 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pawfect Foods, Inc. (A Development Stage Company) as of December 31, 2006 and the results of operations, stockholder’s equity (deficiency) and cash flows for the year ended December 31, 2006, the period commencing November 15, 2005 (date of inception) to December 31, 2005 and cumulatively for the period commencing November 15, 2005 (date of inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Coral Springs, Florida

March 28, 2007

/s/ Baum & Company, P.A.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Current Assets
Cash	$ 1,552

Total Current Assets	1,552

Property Plant & Equipment - Net	3,330

Total Assets	$4,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities
Accrued Liabilities	$5,000

Total Liabilities	5,000

Stockholders' Equity (Deficiency)
Common Stock, $.001 par value; 50,000,000 shares authorized
2,181,000 issued and outstanding	2,181
Additional Paid in Capital	17,919
Accumulated Deficit during Development Stage	(20,218)
Total Stockholders' Equity (Deficiency)	(118)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,882

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006,

THE PERIOD FROM NOVEMBER 15 (INCEPTION) TO DECEMBER 31, 2005

AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Year Ended December 31, 2006	November 15, 2005 (inception) to December 31, 2005	Cumulative November 15, 2005 (inception) to December 31, 2006

Revenue	$ -	$ -	$ -

Operating Expenses	20,202	16	20,218

Profit (Loss)	$ (20,202)	$(16)	$ (20,218)

Net Income (Loss) per Common Shares Outstanding-Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average of Shares Outstanding	2,181,000	2,090,500

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FROM NOVEMBER 15, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID IN CAPITAL	DEFICIT DEVELOPMENT STAGE	TOTAL STOCKHOLDERS EQUITY
Balance November 15, 2005 (inception)	-	$-	$-	$-	$-

Issuance of Common Stock to Founder for Cash At Par Value	2,000,000	2,000	-	-	2,000

Issuance of Common Stock for Cash	181,000	181	17,919	-	18,100

Net Profit (Loss) December 31, 2005	-	-	-	(16)	(16)

Balance December 31, 2005	2,181,00	2,181	17,919	(16)	20,084

Net Profit (Loss) December 31, 2006	-	-	-	(20,202)	(20,202)

Balance December 31, 2006	2,181,000	$2,181	$17,919	$(20,218)	$(118)

See accompanying notes to financial statements

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006,

THE PERIOD FROM NOVEMBER 15 (INCEPTION) TO DECEMBER 31, 2005

AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Year Ended December 31, 2006	November 15, 2005 (inception) to December 31, 2005	Cumulative November 15, 2005 (inception) to December 31, 2006

Cash Flows form Operations:

Net Income (Loss)	$(20,202)	$(16)	$(20,218)
Adjustments to reconcile Net Income (Loss) used by Operating Activities:
Depreciation	56	-	56

Changes in Operating Liabilities:
Increase (decrease) in Accrued liabilities	5,000	-	5,000

Net Cash (used) by Operating Activities	(15,146)	(16)	(15,162)

Cash Flow from Investing Activities:
Purchase of Fixed Assets	(3,386)	-	(3,386)

Net Cash (used) by Investing Activities	(3,386)	-	(3,386)

Cash Flow from Financing Activities:

Issuance of Common Stock to Founder	-	2,000	2,000
Issuance of Common Stock for Cash	-	18,100	18,100

Net Cash Provided by Financing Activities	-	20,100	20,100

Net Increase (Decrease) in Cash	(18,532)	20,084	1,552

Cash, Beginning	20,084	-	-
Cash, Ending	$1,552	$20,084	$1,552

Supplemental Disclosure:
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Development Stage

The Company is in its development stage.  The Company since inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $21,652 at December 31, 2006.

                    Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2006, there is no concentration of credit risk form uninsured bank balances.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $56 for the year ended December 31, 2006 and $0 for year ended December 31, 2005.

Recent Accounting Pronouncements

In September, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 ("SFAS No. 159"), SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value, SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, however early adoption is permitted.

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

As of December 31, 2006, the Company had net operating losses (NOL's) of approximately $20,218 that expire in 15 years commencing in 2007.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

No tax benefit is being accrued due to no current expectation of profits

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 3 CAPITAL TRANSACTIONS

At inception November 15, 2005, 2,000,000 shares of common stock were sold to the founder for $2,000 cash.

In December 2005, the Company offered 181,000 shares of their common stock under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty two (32) investors were of non-accredited status

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

a. Directors and Officers. Our Bylaws provide that we shall have a minimum of one director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. The directors and executive officers of Pawfect Foods, Inc. are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD
Charles Monahan	60	President / Secretary / Treasurer

b.  Family Relationships. There are no family relationships among our officers, directors, or persons nominated for such positions.

c. Charles Monahan will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Mr. Monahan has been retired over the past five years, dedicating this time to researching the development of Pawfect foods and the products it intends to sell. Mr. Monahan has diligently researched many sources of premium and holistic type pet foods manufacturers throughout the United States. Moreover, Mr. Monahan had begun the construction of our planned website that will enable visitors of our website the ability to view different pet foods with detailed descriptions and pictures. Mr. Monahan has dedicated his time to the development of the company by implementing a business plan, raising capital, planning and designing the e-commerce website, product research and working on the registration statement.

Item 10. Executive Compensation

No executive nor director compensation has been paid since our inception, nor are there any plans to accrue them, to date. We have no employment agreements, nor consulting agreements, with any of our officers or directors. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers or directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors

No executive compensation has been paid since our inception, nor are there any plans to accrue them, to date.

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2006, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address	No. of Shares	Nature of Ownership	Current % Owned
Common	Charles Monahan 1325 S. Congress Ave Boynton Beach FL 33426	2,000,000	Held of Record	91.7%

Item 12. Certain Relationships and Related Transactions

In November 2005, 2,000,000 shares of common stock were issued to Mr. Monahan for $2,000. Other than the sale of shares to our President and Director, Charles Monahan, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Charles Monahan, was our only promoter.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number	Document Description
32	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2005 by Saul B Lipson & Co. and by Baum & Co. for fees billed for fiscal years ended December 31, 2005 and December 31, 2006

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees 1	$8,000	$4,000
Audit Related Fees 2	-	-
Tax Fees 3	-	-
All Other Fees	-	-

1.  Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2005 and December 31, 2006 and reviews of the financial statements included in the Company’s Quarterly Reports On Form 10-QSB for the quarters during such fiscal years.

2.  Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

3.  Consists of tax filing and related compliance and other advisory services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Charles Monahan (Registrant)
Date: March 28, 2007	/s/ Charles Monahan___________ (Signature)*
Charles Monahan, President