Form 10QSB
period 2007-03-31
PAWFECT FOODS INC
filed 2007-05-14
CIK 1347613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

 PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BALANCE SHEET

MARCH 31, 2007

UNAUDITED

ASSETS
Current Assets
Cash	$ 1,452

Property Plant & Equipment - Net	3,162

Total Assets	$4,614

LIABILITIES AND STOCKHOLDERS EQUITY(DEFIFIENCY)
Current Liabilities
Accrued Expenses	$5,000

Stockholders' Equity

Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding	2,181

Additional Paid in Capital	17,919
Accumulated Deficit during Development Stage	(20,486)
Total Stockholders' Equity (Deficiency)	(386)
Total Liabilities and Stockholders' Equity	$ 4,614

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to MARCH 31, 2007

(unaudited)

	Three Months	Ended	November 15, 2005 (Inception) to
	March 31		March 31,
	2007	2006	2007

Revenue	$ -	$ -	$ -

Operating Expenses	268	4,162	20,486

Net Income (Loss)	$ (268)	$ (4,162)	$ (20,486)

Net Income (Loss) per Common Shares Outstanding - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average of Shares Outstanding	2,181,000	2,181,000	2,170,944

See accompanying notes to financial statements

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to MARCH 31, 2007

(unaudited)

	Three Months	Ended
	March 2007	31 2006	November 15, 2005 (Inception) to March 31, 2007

Cash Flows form Operations:

Net Income (Loss)	$(268)	$(4,162)	$(20,486)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168		224

Changes in operating liabilities:
Increase (decrease) in accrued liabilities			5,000

Net Cash (used) by Operating Activities	(100)	(4,162)	(15,262)

Cash Flow from Financing Activities:
Purchase of Fixed Assets			(3,386)

Net Cash (used) by Investing Activities	-	-	(3,386)

Cash Flow from Financing Activities

Issuance of Common Stock to Founder	-	-	2,000
Issuance of Common Stock for Cash	-	-	18,100

Net Cash Provided by Financing Activities	-	-	20,100

Net Increase (Decrease) in Cash	(100)	(4,162)	1,452

Cash, Beginning	1,552	20,084	-
Cash, Ending	1,452	15,922	1,452

Supplemental Disclosure:
Interest Paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

See accompanying notes to financial statements.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

Development Stage

The Company is in its development stage.  The Company since inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $20,486 at March 31, 2007.

                        Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

PAWFECT FOODS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

MARCH 31, 2007

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

Item 3.    Controls and Procedures

In the quarter ended March 31, 2007, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

/s/ Charles Monahan (Registrant)
Date: May 11, 2007	/s/ Charles Monahan___________ (Signature)*
Charles Monahan, President