Form 10QSB
period 2007-06-30
PAWFECT FOODS INC
filed 2007-08-17
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended June 30, 2007	Commission File No. 333-131722

PAWFECT FOODS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	20-3823853
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31-51 Steinway street, Long Island City, New York	11103
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(718) 545-6406

6334 Winfield Blvd., Margate, Florida 33063
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, as of August 12, 2007 was 2,181,000.

PART I - FINANCIAL INFORMATION

Item 1:                      Financial Statements (Unaudited)

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to the Condensed Financial Statements	7

PAWFECT FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BALANCE SHEET
JUNE 30, 2007
UNAUDITED

ASSETS

Current Assets

Cash	$1,442

Property Plant & Equipment – Net	2,994

Total Assets	$4,436

LIABILITIES AND STOCKHOLDERS EQUITY (DEFIFIENCY)

Current Liabilities

Accrued Expenses	$1,500

Accounts Payable	1,544

Advances from shareholder	6,709

Total Current Liabilities	9,753

Stockholders’ Equity
Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding	2,181

Additional Paid in Capital	17,919

Accumulated Deficit during Development Stage	(25,417)

Total Stockholders’ Equity (Deficiency)	(5,317)

Total Liabilities and Stockholders’ Equity	$4,436

See accompanying notes to financial statements.

PAWFECT FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to JUNE 30, 2007
(UNAUDITED)

					November 15, 2005
	Six Months Ended		Three Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenue	$—	$—	$—	$—	$—

Operating Expenses	3,828	12,822	2,083	8,660	25,417

Net Income (Loss)	$(3,828)	$(12,822)	$(3,083)	$(8,660)	$(25,417)

Net Income (Loss) per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average of Shares Outstanding	2,181,000	2,181,000	2,181,000	2,181,000	2,170,944

See accompanying notes to financial statements.

PAWFECT FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to JUNE 30, 2007
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30		November 15, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007

Cash Flows form Operations:
Net Income (Loss)	(3,828)	(12,822)	$(3,083)	$(8,660)	$(25,417)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336		168		392

Changes in operating liabilities:
Increase (decrease) in accrued Liabilities	1,500		1,500		1,500

Advances from Shareholder	1,882		1,405		8,253

Net Cash (used) by Operating Activities	(110)	(12,822)	(10)	(8,660)	(15,272)

Cash Flow from Financing Activities:
Purchase of Fixed Assets					(3,386)

Net Cash (used) by Investing Activities			—	—	(3,386)

PAWFECT FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to JUNE 30, 2007
(UNAUDITED)

Cash Flow from Financing Activities

Issuance of Common Stock to Founder			—	—	2,000

Issuance of Common Stock for Cash			—	—	18,100

Net Cash Provided by Financing Activities			—	—	26,809

Net Increase (Decrease) in Cash	(110)	(12,822)	(10)	(8,660)	1,442

Cash, Beginning	1,552	20,084	1,452	15,922	—
Cash, Ending	1,442	7,262	1,442	7,262	1,442

Supplemental Disclosure:

Interest Paid	$—	$—	$—	$—	$—

Taxes Paid	$—	$—	$—	$—	$—

PAWFECT FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1:                      SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

Current Operations

The Company is in its development stage.  The Company since inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $25,417 at June 30, 2007.

Basis of Accounting

The Company’s policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

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

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At June 30, 2007, there is no concentration of credit risk form uninsured bank balances.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $56 for the year ended December 31, 2006 and $0 for year ended December 31, 2005.

Recent Accounting Pronouncements

In September, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity #146s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for  fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value, SFAS No. 159 is effective as of the beginning of an entity #146s first fiscal year that begins after November 15, 2007, however early adoption is permitted.

NOTE 2:                      INCOME TAXES

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recorded or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

As of December 31, 2006, the Company had net operating losses (NOL’s) of approximately $20,218 that expire in 15 years commencing in 2007.

Statutory federal income taxes	34%

Valuation allowance	(34)

Effective tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 3:                      CAPITAL TRANSACTIONS

At inception November 15, 2005, 2,000,000 shares of common stock were sold to the founder for $2,000 cash.  In December 2005, the Company offered 181,000 shares of their common stock under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty two (32) investors were of non-accredited status

NOTE 4:                      RELATED PARTY LOANS

The Company’s former President, Treasurer, Secretary and principal shareholder loaned the Company an aggregate of $8,253 by paying third party expenses on the Company’s behalf.  The advances were unsecured obligations due on demand.

NOTE 5:                      SUBSEQUENT EVENT

On July 16, 2007, Charles Monahan, the Company’s former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock  Purchase  Agreement (the “Stock Purchase Agreement”) with Biotech Initiative of Chelsea, Ltd., a private investment fund based in London, England.  All conditions to the closing were fulfilled and funds released to Mr. Monahan on July 17, 2007.

Under the Stock Purchase Agreement:

•	Biotech Initiative purchased an aggregate of 2,000,000 restricted shares of the Company’s common stock from Mr. Monahan for approximately $624,000
•	Mr. Monahan resigned as an officer and director of the Company.

Biotech Initiative, acting in its capacity as our principal shareholder, appointed Pietro Gattini to serve as sole director, filling the vacancy created by the resignation of Mr. Monahan.  Mr. Gattini also became the Company’s President, Secretary and Treasurer.

The 2,000,000 shares represent approximately 89% of the Company’s outstanding shares.  The source of funds for Biotech Initiative’s purchase was from its own capital resources and no funds were borrowed.

We filed a Form 8-K Report reporting this transaction on July 20, 2007

On August 15, 2007, effective as of July 17, 2007 Mr. Monahan released the Company from any obligation to pay back advances made by him to pay third party expenses incurred by the Company  in the aggregate amount of $8,253.

PART II

Item 2:                         Management’s Discussion and Analysis or Plan of Operation

The Pawfect Foods, Inc.’s business is to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. Currently we have obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. Although we had set up a merchant payment gateway, in 2006, we suspended the account in December 2006 pending our gauging consumer demand and developing reliable sources of supply.  Our new management is considering our current business plan and we determine if paying the nominal fee to reactivate the account in the near term is advisable. During the next twelve months we plan to satisfy our cash requirement by current cash on hand and loans from our principal shareholders.

Stock Purchase Agreement

On July 16, 2007, Charles Monahan, our former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock  Purchase  Agreement (the “Stock Purchase Agreement”) with Biotech Initiative of Chelsea, Ltd., a private investment fund based in London, England.  All conditions to the closing were fulfilled and funds released to Mr. Monahan on July 17, 2007.

Under the Stock Purchase Agreement:

•	Biotech Initiative purchased an aggregate of 2,000,000 restricted shares of our common stock from Mr. Monahan for approximately $624,000
•	Mr. Monahan resigned as an officer and director of the Company.

Biotech Initiative, acting in its capacity as our principal shareholder, appointed Pietro Gattini to serve as sole director, filling the vacancy created by the resignation of Mr. Monahan.  Mr. Gattini also became our President, Secretary and Treasurer.

The 2,000,000 shares represent approximately 89% of our outstanding shares.  The source of funds for Biotech Initiative’s purchase was from its own capital resources and no funds were borrowed.

We filed a Form 8-K Report reporting this transaction on July 20, 2007.

Mr. Gattini is evaluating our current business plan, prospectus and financial requirements.  He may also consider the acquisition of one or more companies in either skilled fields of endeavor unrelated activities for potential acquisitions or merger.  There are no agreements or understandings regarding any such acquisitions.  If we enter into any such agreement we will promptly disclose the terms of the agreement and other information concerning the company by filing a Report on Form 8-K, including a copy of the agreement as an exhibit.  Such an acquisition will require the issuance of a substantial number of shares of our common stock and financing.

Item 3:                         Controls and Procedures

Our new chief executive and financial officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  He also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  He determined that, due to the inexperience of our former management in accounting procedures and our former management’s practice of paying third parties directly rather than paying all expenses out our bank accounts, approximately $2,500 of expenses (which were subsequently discharged) were not recorded in the correct accounting period.  Our current chief executive and financial officer, will be taking control of the company’s accounting and control systems and believes that the changes made in the quarter ending September 30, 2007 will be sufficient to make our disclosure controls and procedures effective going forward.  He is assessing the impact of these deficiencies on information that was reported for prior periods and will take appropriate remedial action.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 6:                         Exhibits

Exhibit Number	Document Description
31.1	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAWFECT FOODS, INC.

Dated: August 17, 2007	By:	/s/ Pietro Gattini
Pietro Gattini, President