Form 10QSB
period 2007-09-30
PAWFECT FOODS INC
filed 2007-11-19
CIK 1347613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Period Ended
September 30, 2007                                Commission File No. 333-131722




                               PAWFECT FOODS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                           20-3823853
--------------------------------------------------------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)


31-51 Steinway Street, Long Island City, New York             11103
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code:      (718) 545-6406
---------------------------------------------------


                   6334 Winfield Blvd., Margate, Florida 33063
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]     No [_]

The number of shares outstanding of the Registrant's Common Stock, $0.0001 par value, as of November 14, 2007 was 2,181,000.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)


Condensed Balance Sheet ..................................................     3

Condensed Statements of Operations .......................................     4

Condensed Statements of Cash Flows .......................................     5

Notes to the Condensed Financial Statements ..............................     7

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                    UNAUDITED

ASSETS

Current Assets

Cash                                                               $        322

Property Plant & Equipment - Net                                          2,826
                                                                   ------------

Total Assets                                                       $      3,148
                                                                   ============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFIFIENCY)

Current Liabilities

Accrued Expenses                                                   $      2,163

Accounts Payable                                                          2,498
                                                                   ------------

Total Current Liabilities                                                 4,661

Stockholders' Equity
Common Stock, $.0001 par value; 50,000,000 authorized
2,181,000 issued and outstanding                                          2,181

Additional Paid in Capital                                               26,811

Accumulated Deficit during Development Stage                            (30,505)
                                                                   ------------

Total Stockholders' Equity (Deficiency)                                  (1,513)

Total Liabilities and Stockholders' Equity                         $      3,148
                                                                   ============



See accompanying notes to financial statements.

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
    AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) TO SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                                                                          November
                                                                                          15, 2005
                              Nine Months Ended              Three Months Ended        (Inception) to
                                September 30,                   September 30,           September 30,
                            2007            2006            2007            2006            2007
                        ------------    ------------    ------------    ------------    ------------
REVENUE                 $         --    $         --    $         --    $         --    $         --


OPERATING EXPENSES            10,288          13,822           5,088           1,000          30,505
                        ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)       $    (10,288)   $    (13,822)   $     (5,088)   $     (1,000)   $    (30,505)
                        ============    ============    ============    ============    ============

NET INCOME (LOSS) PER
COMMON SHARES
OUTSTANDING - BASIC
AND DILUTED             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
WEIGHTED AVERAGE OF
SHARES OUTSTANDING         2,181,000       2,181,000       2,181,000       2,181,000       2,181,000






See accompanying notes to financial statements.

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
    AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) TO SEPTMBER 30, 2007
                                   (UNAUDITED)


                                           Nine                        Three               November 15,
                                           Months Ended                Months Ended            2005
                                           September 30                September 30       (Inception) to
                                                                                           September 30,
                                       2007          2006          2007          2006          2007
                                    ----------    ----------    ----------    ----------    ----------
Cash Flows form Operations:
Net Income (Loss)                      (10,288)      (13,822)   $   (5,088)   $   (1,000)   $  (30,505)

Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation                               504                         168                         560

Changes in operating liabilities:
Increase (decrease) in accrued
Liabilities                             (2,836)        1,000           663         1,000         4,661

Increase (decrease) in Accounts
 Payable                                 2,498                         954

Advances from Shareholder                                           (6,709)
                                    ----------    ----------    ----------    ----------    ----------
Net Cash (used) by Operating
Activities                             (10,122)      (12,822)      (10,012)           (0)      (25,284)

Cash Flow from Financing
Activities:
Purchase of Fixed Assets                                                                        (3,386)
                                                                                            ----------

Net Cash (used) by Investing
Activities                                                                                      (3,386)



See accompanying notes to financial statements.

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
    AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) TO SEPTEMBER 30, 2007
                                   (UNAUDITED)




Cash Flow from Financing
Activities

Issuance of Common Stock to
Founder                                                                 --            --         2,181

Issuance of Common Stock for
Cash                                                                    --            --        17,919

Additional Paid In Capital from
Stockholder forgiveness of advances      8,892                       8,892                       8,892
                                    ==========                  ==========                  ==========
Net Cash Provided by Financing
Activities                               8,892                       8,892            --        28,992

Net Increase (Decrease) in Cash         (1,230)      (12,822)       (1,120)           (0)          322

Cash, Beginning                          1,552        20,084         1,442         7,262            --
Cash, Ending                               322         7,262           322         7,262           322

Supplemental Disclosure:
Interest Paid                       $       --    $       --    $       --    $       --    $       --

Taxes Paid                          $       --    $       --    $       --    $       --    $       --

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



NOTE 1:   SIGNIFICANT ACCOUNTING POLICIES

          Organization and Operations
          ---------------------------

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

On July 16, 2007, Charles Monahan, the Company's former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Biotech Initiative of Chelsea, Ltd., a private investment fund based in London, England. All conditions to the closing were fulfilled and funds released to Mr. Monahan on July 17, 2007.

          Under the Stock Purchase Agreement:

          o Biotech Initiative purchased an aggregate of 2,000,000 restricted shares of the Company's common stock from Mr. Monahan for approximately $624,000
          o    Mr. Monahan resigned as an officer and director of the Company.

Biotech Initiative, acting in its capacity as our principal shareholder, appointed Pietro Gattini to serve as sole director, filling the vacancy created by the resignation of Mr. Monahan. Mr. Gattini also became the Company's President, Secretary and Treasurer.

The 2,000,000 shares represent approximately 89% of the Company's outstanding shares. The source of funds for Biotech Initiative's purchase was from its own capital resources and no funds were borrowed.

          Current Operations
          ------------------

The Company is in its development stage. The Company, since it's inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $30,505 at September 30, 2007.

          Basis of Accounting
          -------------------

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

          Use of Estimates
          ----------------

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

          Cash and equivalent
          -------------------

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At September 30, 2007, there is no concentration of credit risk from uninsured bank balances.

          Fixed Assets
          ------------

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $56 for the year ended December 31, 2006 and $0 for year ended December 31, 2005.

          Recent Accounting Pronouncements
          --------------------------------

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity #146s financial statements in accordance with SFAS No.
109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

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


NOTE 3:   CAPITAL TRANSACTIONS

At inception November 15, 2005, 2,000,000 shares of common stock were sold to the founder for $2,000 cash. In December 2005, the Company offered 181,000 shares of their common stock under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty-two (32) investors were of non-accredited status.


NOTE 4:   RELATED PARTY TRANSACTIONS

The Company's former President, Treasurer, Secretary and principal shareholder loaned the Company an aggregate of $8,892 by paying third party expenses on the Company's behalf. The advances were unsecured obligations due on demand.On August 15, 2007, effective as of July 17, 2007 Mr. Monahan released the Company from any obligation to pay back advances made by him to pay third party expenses incurred by the Company in the aggregate amount of $8,892.

The Company is leasing approximately 70 square feet of office space on a month to month basis from Steinway Group, LLC in L.I.C. , New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Mr. Gattini is the Managing Member of Steinway Group, LLC with a 78% ownership interest.


NOTE 5:   EXECUTIVE COMPENSATION

The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation will be accrued at the rate of $500 per month and paid at the earlier of the Company receiving more than $500,000 of financing or change of the ownership of a majority of the Company's outstanding shares..


NOTE 6:   COMMITMENTS AND LEASES

The Company is leasing approximately 70 square feet of office space on a month to month basis from Steinway Group, LLC in L.I.C. , New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Rent will accrue and be payable upon the termination of the lease.


NOTE 7:   SUBSEQUENT EVENTS

The employment of Mr. Gattini described in Note 5 and the lease described in
Note 6 were entered into on November 13, 2007. Each provided that the payments would be accrued from September 1, 2007.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Pawfect Foods, Inc.'s business is to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. Currently we have obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. Although we had set up a merchant payment gateway, in 2006, we suspended the account in December 2006 pending our gauging consumer demand and developing reliable sources of supply. Our new management is considering our current business plan and we determine if paying the nominal fee to reactivate the account in the near term is advisable. During the next twelve months we plan to satisfy our cash requirement by current cash on hand and loans from our principal shareholders.

STOCK PURCHASE AGREEMENT

On July 16, 2007, Charles Monahan, our former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Biotech Initiative of Chelsea, Ltd., a private investment fund based in London, England. All conditions to the closing were fulfilled and funds released to Mr. Monahan on July 17, 2007.

          Under the Stock Purchase Agreement:

          o Biotech Initiative purchased an aggregate of 2,000,000 restricted shares of our common stock from Mr. Monahan for approximately $624,000
          o    Mr. Monahan resigned as an officer and director of the Company.

          Biotech Initiative, acting in its capacity as our principal shareholder, appointed Pietro Gattini to serve as sole director, filling the vacancy created by the resignation of Mr. Monahan. Mr. Gattini also became our President, Secretary and Treasurer.

The 2,000,000 shares represent approximately 89% of our outstanding shares. The source of funds for Biotech Initiative's purchase was from its own capital resources and no funds were borrowed.

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

ITEM 3:   CONTROLS AND PROCEDURES

Our new chief executive and financial officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. He also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. He determined that, due to the inexperience of our former management in accounting procedures and our former management's practice of paying third parties directly rather than paying all expenses out our bank accounts, approximately $2,500 of expenses (which were subsequently discharged) were not recorded in the correct accounting period. Our current chief executive and financial officer, took control of the company's accounting and control systems and believes that the changes made in the quarter ending September 30, 2007 will be sufficient to make our disclosure controls and procedures effective going forward. He is assessing the impact of these deficiencies on information that was reported for prior periods and will take appropriate remedial action.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS


          EXHIBIT NUMBER                DOCUMENT DESCRIPTION
          --------------  ------------------------------------------------------

            10.1* Offer letter between the registrant and Pietro Gattini dated November 13, 2007

            10.2 Month to month lease between the registrant and Steinway Group LLC dated November 13,2007

            31.1 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C.
                          Section 1350


*Indicates the exhibit relates to management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 19, 2007                       PAWFECT FOODS, INC.



                                                  By: /s/ Pietro Gattini
                                                      -------------------------
                                                      Pietro Gattini, President