Form 10KSB
period 2007-12-31
PAWFECT FOODS INC
filed 2008-03-28
CIK 1347613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

 (Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007
                                     -----------------

    [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from
                                          -----------------

           Commission file number: 333-131722



                               PAWFECT FOODS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   20-3823853
        -----------------------------------------------------------------
                        (IRS Employer Identification No.)

             31-51 STEINWAY STREET, LONG ISLAND CITY, NEW YORK 11103
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (718) 545-6406
        -----------------------------------------------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

State issuer's revenues for its most recent fiscal year. $0.00

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

There were 2,181,000 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]
================================================================================

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

We were incorporated in the State of Florida on November 15, 2005.

Our offices are located at 31-51 Steinway Street, Long Island City, New York. Our telephone number is (718) 545-6406.

Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended are filed with the Securities and Exchange Commission may be inspected and copied at the public reference facilities of the Commission at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the operation of the public reference room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Internet address is www.pawfectfoods.com. Information contained on our website does not constitute a part of this report.

CHANGE OF CONTROL

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

We filed a Form 8-K Report reporting this transaction on July 20, 2007.

PLAN OF OPERATION

We are marketing and plan to sell pet food via the internet utilizing our website, www.Pawfectfoods.com. We posted our nearly completed e-commerce website in 2006, to introduce ourselves to potential customers with a modest array of introductory products. We are offering targeted products on our website for immediate purchase and process credit cards payments through a merchant account at Authorize.net. In 2007, we temporarily suspended credit card processing while gauging consumer demand and developing reliable sources of supply. This processing arrangement was restored by new management following the change of control described above. In addition to offering a modest array of products, we have added tips and information that will enhance the knowledge of our potential customers in the first half of 2007. However, currently we have not realized any revenue.

During the next twelve months we plan to satisfy our cash requirements with current cash on hand, loans from our principal shareholder and possibly the private placement of our securities. There is no assurance that such funds will be available and there are no present agreements or commitments from anyone concerning a private placement.

Mr. Gattini has reactivated our credit card processing capability, has engaged in some limited marketing and continues to evaluate our current business plan, prospectus and financial requirements. He may also consider the acquisition of one or more companies in either related fields of endeavor unrelated activities for potential acquisitions or merger. There are no agreements or understandings regarding any such acquisitions. If we enter into any such agreement we will promptly disclose the terms of the agreement and other information concerning the company by filing a Report on Form 8-K, including a copy of the agreement as an exhibit. Such an acquisition will require the issuance of a substantial number of shares of our common stock and financing.

We currently maintain a trial website that offers a modest supply of pet foods to individual retail customers, which was developed by prior management at minimal cost. In addition to offering a modest array of products, the site includes tips and information that we may acquire from the pet food manufacturers of the products we offer. We intend to sell advertising banners to manufacturers and retailers of pet clothing, but since the trial website has had limited traffic we have not made any efforts to sell banners thus far. We plan to utilize just-in-time inventory (JIT) or direct shipping of the products we offer for sale on our website. We are currently reviewing the viability of the website and relationships with manufacturers necessary to enable consumers to view and purchase our products as quickly and efficiently as possible. There are no formal agreements with manufacturers and there can be no assurance that we will be able to develop operations in this area, or any other area.

PRINCIPAL PRODUCTS AND SERVICES

Our trial website is under the registered domain name Pawfectfoods.com which is hosted at a cost of $419.40 per year. We believe that this will enable our e-commerce site to provide enough capacity to list a modest amount of products and facilitate online transactions. This service can be cancelled or upgraded at any time. Since we will rely on a third party as our Internet Service Provider to host our site we may experience interruptions in our website connection and our telecommunications access due to our reliance upon third parties. We anticipate that we will use software that is dependent on operating systems, database and server software developed and produced by and licensed by third parties.

Our initial plan was to develop our site to permit website visitors to do the following:

     o    Conveniently view and purchase pet food 24 hours a day 7 days a week.
     o View tips and information that we intend to offer daily and customers will be able to search through an archive of tips and information as it builds.
     o Cross-geographical limitations by the ability to access our website worldwide to those visitors viewing our website in English, since we do not expect to offer our website in different languages and we do not expect to convert our website to any other language nor extend any special customer service to these countries. Most popular search engines such as www.Google.com can be accessed worldwide, and in turn consumers may click on our website from other countries located in or near the United States, such as the Caribbean Islands or as far as Europe. Some of these countries outside the United States may not have the abundance of readily available pet food. Therefore, we hope to provide our services to those countries that may be actively seeking pet food from the United States. We have not conducted any research to support this and its management assumption that this may hopefully be the case.
     o Post banners ads for pet groomers and those who sell pet clothing, and for other interested third parties.
     o View information about the products in a more detailed and informative manner.

Our management is evaluating the response to the trial site and limited marketing efforts and will determine whether the pet food and website advertising businesses are viable or the company should pursue other activities, either by development or acquisition.

The trial website offers consumers a modest array of pet food at retail prices. The product offering emphasizes premium dog and cat food as well as treats, which are not available in supermarkets, warehouse clubs or mass merchandisers. Our two major brands are Merrick Pet Care Ltd. and The Honest Kitchen.

We have not developed criteria for pricing of the advertising space; however, we anticipate pricing will be based upon advertisement size, web page placement, content requirements, contract duration, the traffic generated by our website and other factors.

DISTRIBUTION

We plan to deliver our services through our website. We will be purchasing our products either directly from manufactures or through wholesalers. With either supplier we expect to utilize either a minimal amount of inventory or a just in time (JIT) inventory method and utilize third party shippers such as USPS, UPS and FedEx. Furthermore, when available we expect to have our suppliers direct ship.

PRODUCTS

We emphasize premium dog and cat food and treats, which are not available in supermarkets, warehouse clubs or mass merchandisers. Our trial website offers two major brands: Merrick Pet Care Ltd. and The Honest Kitchen.

     o    MERRICK PET CARE LTD.

     Merrick Pet Care Ltd. offers holistic can entrees. These meals combine human grade ingredients from the protein sources that Merrick uses as the number one ingredient to the fresh vegetables and fruits that we add to all of these special dishes.

     O    THE HONEST KITCHEN BRAND FOODS

     All of our Honest Kitchen brand dog food and dehydrated raw dog food products are formulated to meet the AAFCO nutrient profiles for dogs and you don't have to add anything to make them 'complete'. However, the original idea behind these diets was as a base for a raw or other home made diet and to facilitate that, they are somewhat 'lite' in terms of fat and protein, so that your own choice of raw, or cooked, meat can be added, if desired.

COMPETITION

The conventional method of purchasing and selling pet food for at least the past fifty years has been through person-to-person meeting or brick and mortar type retail stores. The public has been reticent to new vehicles or formats through which they would purchase and sell pet food. Competition among online retailers has increased as a result of the attractive commercial medium provided by the Internet and the relatively low barriers to enter this market. Therefore, we believe the success of online retailers will depend on their ability to develop brand awareness, offer competitive prices on a broad selection of products, and provide compelling content and superior customer service.

Despite the convenience of the services offered over the Internet or prospectively over the anticipated completion of our website, many consumers will view conventional methods of obtaining pet food more convenient and offering better customer service.

We are likely to encounter intense competition from other internet based pet food suppliers and traditional sources of retail pet foods. Most, if not all of such competitors have greater financial, marketing and other resources than our limited resources.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future. The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.

In addition to regulations applicable to businesses generally, we are regulated by federal, state or local governmental agencies with respect to the shipment of pet food and pet products. We rely upon our suppliers to meet the various regulatory and other legal requirements applicable to products supplied by them to us. However, we cannot guarantee that such suppliers have in the past, or will in the future, always do so, or that their actions will be adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales. We would be fined or exposed to civil or criminal liability, and we could receive potential negative publicity, if these requirements were not to be fully met by suppliers or by us directly.

EMPLOYEES

As of December 31, 2007 and the filing of this report, our only employee is Pietro Gattini, our sole director and officer, who serves on a part-time basis.

RISK FACTORS

Since our plan to develop an on-line market for natural pet food and supplies has not resulted in any revenue and we may explore acquisition opportunities, there are many risks and uncertainties that could adversely impact our financial position or results of operations. The following highlights some of these risks but is not a complete statement of the risk of our business.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NOT GENERATE ENOUGH REVENUES TO STAY IN BUSINESS.

Because we are in the developmental stage an investor cannot determine if we will ever be profitable. We will experience financial difficulties during our operational development and beyond. We may be unable to operate profitably, even if we develop operations and generate revenues. We plan to generate revenues from the sales of pet food and advertising through our website, but there can be no assurance that our revenues will exceed our costs. We have no revenues and significant costs to maintain the website and market our products. We cannot assure that we will obtain the necessary working capital to continue developing and market our e-commerce website. Furthermore, we cannot assure that our website will receive enough Internet traffic or purchases to generate revenues or achieve profitability.

IF CONSUMERS DO NOT ACCEPT AN ON-LINE MARKETPLACE FOR PET FOOD VIA THE INTERNET, WE WILL NOT GENERATE REVENUE TO OPERATE.

Our success depends upon the general acceptance of an on-line marketplace for pet food by consumers. If customers do not embrace an online marketplace for pet food, we will be unable to generate revenue. The market for an electronic marketplace for pet food, particularly over the Internet, is in its early stages of development, but is evolving rapidly. We cannot assure that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the Internet to obtain pet food, traditionally provided in person-to-person transactions. We believe that acceptance of an online marketplace for pet food via the internet will depend on the following factors, among others:

     o The growth of the Internet as a medium for commerce generally, and as a market for pet food products and services in particular

     o Development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon us by our visitors

     o Government regulation of the Internet towards the dissemination of pet food and related information

     o A change in the perception among many consumers that an online marketplace is less dependable than obtaining pet food through more traditional methods


NO EXISTING MARKET

Quotations for our common stock can be found on the Over The Counter Bulletin Board under the symbol "PWFF.OB" and our stock has not traded. Except for the OTC Bulletin Board, there is no existing trading market for our securities. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL
FACTORS.

The market price of our common stock, if a market develops, could fluctuate significantly in response to various factors and events, including:

     o our ability to develop or integrate operations, technology, products and services;

     o    ability of a potential acquisition to execute their business plan;

     o    operating results below expectations;

     o announcements of technological innovations or new products by us or our competitors;

     o    loss of any strategic relationship;

     o    industry developments;

     o    economic and other external factors; and

     o    period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

These market fluctuations may also materially and adversely affect the market price of our common stock.

PURCHASE OF PENNY STOCKS CAN BE RISKY AND THESE SECURITIES WILL BE MORE DIFFICULT TO SELL EVEN IF A MARKET DEVELOPS.

In the event that a public market develops for our securities, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange.

For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

WE WILL REQUIRE ADDITIONAL FUNDING TO EXECUTE OUR BUSINESS PLAN OR A BUSINESS STRATEGY OF ANY COMPANY WE MAY ACQUIRE. IF FUNDING IS NOT AVAILABLE OR NOT AVAILABLE ON ACCEPTABLE TERMS, WE MAY BE REQUIRED TO CURTAIL OUR ACTIVITIES.

We will require substantial additional funds to fund the development of a business. Our future capital requirements will depend on many factors. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate any business plans.


ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive and administrative office is located at 31-51 Steinway Street, Long Island City, New York. The office consists of approximately 70 square feet of office space and is leased on a month-to-month basis from Steinway Group, LLC. for approximately $2,400 per annum payable in equal monthly installments. Mr. Gattini is the Managing Member of Steinway Group, LLC with a 78% ownership interest. Pursuant to the lease agreement, rent will accrue from September 1, 2007 and is payable upon the termination of the lease. The space is sufficient for our current requirements and our expected requirements for the year ending December 31, 2008.


ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, which involve Pawfect Foods, Inc.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the three months ended December 31, 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of commons tock are quoted in the NASD's OTC Bulletin Board under the symbol "PWFF.OB"

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There are no securities authorized for issuance under equity compensation plans.

STOCK OPTIONS AND SHARE PURCHASE WARRANTS

There are no stock options or share purchase warrants to purchase our securities outstanding.

NUMBER OF SHAREHOLDERS

The number of shareholders of record of our Common Stock as of the close of business on February 29, 2008 was 15.

DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the year ending December 31, 2007.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Pawfect Foods is a development stage company and has no operations to date. The Pawfect Foods, Inc.'s business plan is to become actively engaged in providing an online marketplace for pet food, via the Internet. Currently we have obtained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our e-commerce website, to introduce ourselves to potential customers.

During the next twelve months we plan to satisfy our cash requirement by current cash on hand.

Our strategic business plan contains a 4 stage operating strategy for the next twelve months.

                MILESTONES TO BE FUNDED WITH AVAILABLE FUNDS

                                           STAGE ONE
            MILESTONE                     TIME NEEDED              FUNDS NEEDED
     Web Host                              completed                   Paid
     Credit Card Processing                completed              $34.95 monthly
     Completion of Website                 completed                    $0


                                           STAGE TWO
            MILESTONE                     TIME NEEDED              FUNDS NEEDED
     Manufacturer & Supplier              30-45 days                   none
     negotiations
     Marketing                            90-120 days              $1,000-$2,000


                                          STAGE THREE
            MILESTONE                     TIME NEEDED              FUNDS NEEDED
     Hire Tech Consultant                 30-45 days                $800-$1,250


It is with this plan that will pave the way to allow us to focus on developing and executing our interactive e commerce website that will offer our visitors 24 hr access to an online marketplace.

The three stages of our strategic plans are as follows:

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

To date, we have no agreements, nor contracts, with the suppliers of the products we will be offering on our website. However, we have started the preliminary steps in offering the products we intend to sell, by utilizing local wholesale suppliers, in which we plan on using a just-in-time inventory with a cash and carry method of payment and we can begin researching products we wish to sell and update the website accordingly. No contracts, agreements, nor permission are needed in posting these products on our website. In this manner, we hope to offer a modest amount of products on our website for sale immediately.

We intend to contact and negotiate with large manufacturers to offer their products on our website in a bulk type method. We hope to negotiate special deals or packaging, that differentiate from those offered by our competitors, by offering packaged products in bulk or multi-product gift sets, which by our research is not offered by other pet food supply stores. We also intend to contact smaller, recently formed manufacturers to offer their products on a more exclusive basis. We believe that by offering a generic more economical line of products through a smaller manufacturer we can in exchange offer that manufacturer an exclusive opportunity to sell only their brand of a single particular product and pass the savings to the consumer. For example, if we can negotiate the sale of a particular line of dog and cat treats from a small manufacturer with the understanding that we would only sell their treats in hopes to get an advantage of better pricing that we can pass on to the customer. We expect to utilize this type of exclusivity on only a small number of products and to date we have not determined which products to seek out for exclusive sales. This method does not preclude the sale of their products to other companies in the similar business as ours, it will just offer the sale of their products on our website with the advantage of no other competition.

We expect to contact and negotiate the necessary packaging and agreements to supply within 30-45 days of this stage. As more products are added and as our customer database expands, we will have to be continually upgrading the website. As additional agreements are made with suppliers, we will up-grade the website. As our customer base increases we will upgrade the database. Both upgrades will be ongoing during the life of our operations.

Also, during this stage, we will be beginning our marketing plan. Our marketing plan contains a 3-step plan.

     The first step of our marketing plan is to initiate a comprehensive e mail advertising program targeting those individuals seeking to purchase pet food or have indicated an interest in our type of services.

          These individuals would be those who have voluntarily signed up to receive these email messages about specific topics and are more likely to read them, a contact information listing of these individuals can be purchased from most marketing and research firms, however we have not yet contacted any firms who may possess such lists. We will also maintain a sign in book for all those who have visited our site and by the individuals who find our website through a search engine, in order to build a database of individuals who indicated an interest in our services or the services of our members. Response rates are expected to average between 3% to 5%. These efforts will result in company web site visits by these individuals because they have an interest in our products and services and can click through hyperlinks created in our email announcement. Each email message will contain a header that specifies that the email announcements were sent to the recipient because they had subscribed to a particular service.

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

          This is accomplished by entering meta tags to our website as well as at the time of adding our address to each search engine, which aid the search engine in completing a search of websites that an individual is looking for. Meta Tags are used as part of the codes embedded in a website that describe what your website is, through keywords or phrases, so that search engines can recognize each website and display them in their search engines when a search criteria is done by someone searching for a particular website. These meta tags may include key words or phrases, such as; pet food, holistic pet food, dog and cat treats. These types of free services that the search engines provide can be an invaluable and cost effective way of marketing our products and service. We expect to use a third party to offer a service whereby they will advise as to what meta tags should be used and its placement, as well as the submission of our site to over 1000 search engines. To date, we have not yet identified this third party. We expect this phase to cost an estimated $200 to $300.

     The third step is to begin an advertising campaign by the use of banner ads on other websites that sell pet clothing and groomers to allow a link of our website to be placed on their website. We have researched that expensing a company's banner ad by the number of hits that are made will be better served.

An average of $.01 to $.05 per hit will be charge depending on the size and placement of the ad and also for length of time it's placed. We expect this phase to cost an estimated $550 to $1,200. A further breakdown illustrates our estimates:

Our fourth and final stage of our plan takes place at months 6 through 12, where the customers acknowledgement and awareness of our website is forming, through a fully functioning website capable of generating revenue. It is at this phase where we must maintain our site more frequently, as a larger load of products and information is expected to be uploaded to the website. As well as to test and provide up-to-date technology for a smooth delivery of an online marketplace. We will take every step to assure our visitors a pleasurable and informative visit to our site to obtain their consumer loyalty and repeat business. We will construct a customer database to disseminate promotional offers to our customers and discount coupons for repeat customers to entice them to recommend our site to other individuals who express an interest in our services. We expect an estimated cost of $800 to $1,250 during this phase to hire a technical web consultant to update and maintain efficiency.

We anticipate that if our e commerce website becomes operational within the above timeline, we will generate revenues from the sale of products offered on the website, and through the sale of advertisements. There is no assurance that we will be successful within the products we offer or advertising on our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

We do not expect to make any significant changes in the number of employees over the next twelve months

We expect to use our current location to store any needed inventory and through the use of JIT (just in time inventory) with our suppliers, who can also ship directly to our customers, we can limit the need for additional warehouse space.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 And 2006

Statements of Operations for the Years Ended December 31, 2007 and 2006, and Cumulatively from November 15, 2005 (inception) to December 31, 2007

Statements of Stockholders' Equity (Deficiency) from November 15, 2005 (inception) to December 31, 2007

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and Cumulatively from November 15, 2005 (inception) to December 31, 2007

Notes to Financial Statements

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE, SUITE 226
                          CORAL SPRINGS, FLORIDA 33071




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pawfect Foods, Inc.
Long Island City, New York

We have audited the accompanying balance sheet of Pawfect Foods, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended and cumulatively for the period from November 15, 2005 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pawfect Foods, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of operations, stockholder's equity (deficiency) and cash flows for the years then ended and cumulatively for the period commencing November 15, 2005 (date of inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Baum & Company, P.A.

Coral Springs, Florida
March 25, 2008

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                     ASSETS
                                                                        2007            2006
                                                                    ------------    ------------
Current Assets
     Cash                                                           $      1,807    $      1,552

                                                                    ------------    ------------
Total Current Assets                                                       1,807           1,552

Property and Equipment -(net of accumulated depreciation of
   $728 and $56 at December 31, 2007 and 2006, respectively)               2,658           3,330
                                                                    ------------    ------------

Total Assets                                                        $      4,465    $      4,882
                                                                    ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and accrued expenses                            $     11,233    $      5,000
   Loans payable- related parties                                          4,500              --
                                                                    ------------    ------------
Total Current Liabilities                                                 15,733           5,000
                                                                    ------------    ------------

Total Liabilities                                                         15,733           5,000
                                                                    ------------    ------------

Commitments and contingencies                                                 --              --

Stockholders' (Deficit):
   Common stock, $0.001 par value, 50,000,000 shares authorized;           2,181           2,181
      2,181,000 shares issued and outstanding
   Additional paid-in capital                                             26,812          17,919
   Deficit accumulated during the development stage                      (40,261)        (20,218)
                                                                    ------------    ------------

Total Stockholders' (Deficiciency)                                       (11,268)           (118)
                                                                    ------------    ------------

Total Liabilities and Stockholders' (Deficiency)                    $      4,465    $      4,882
                                                                    ============    ============


                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND CUMULATIVELY
             FROM NOVEMBER 15, 2005 (INCEPTION) TO DECEMBER 31, 2007


                                           Cumulative From
                                              Inception          For the           For the
                                           (Nov. 15, 2005)      Year Ended        Year Ended
                                           To December 31,     December 31,      December 31,
                                                 2007              2007              2006
                                             ------------      ------------      ------------
REVENUES                                     $         --      $         --      $         --

OPERATING EXPENSES                                 40,261            20,043            20,202
                                             ------------      ------------      ------------

Operating (Loss) Before Interest Expense          (40,261)          (20,043)          (20,202)

Other Income/(Expenses)                                --                --                --
                                             ------------      ------------      ------------

(Loss) Before Provision for Income Taxes          (40,261)          (20,043)          (20,202)

Income Taxes                                           --                --                --
                                             ------------      ------------      ------------

Net (Loss)                                   $    (40,261)     $    (20,043)     $    (20,202)
                                             ============      ============      ============

Net (Loss) Per Common Share -
     Basis and Diluted                                         $      (0.01)     $      (0.01)
                                                               ============      ============

Weighted Average Shares of Common
     Stock Outstanding                                            2,181,000         2,181,000
                                                               ============      ============



                 See accompanying notes to financial statements

                               PAWFECT FOODS INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)
             FROM NOVEMBER 15, 2005 (INCEPTION) TO DECEMBER 31, 2007



                                                                                                                   Total
                                                Common Stock                 Additional   Deficit Accumulated   Stockholders
                                        ------------------------------         Paid In     During Development      Equity
                                           Shares            Amount            Capital            Stage         (Deficiency)
                                        ------------      ------------      ------------      ------------      ------------
Sale of Common Stock to Founder            2,000,000      $      2,000      $         --      $         --      $      2,000

Sale of Common Stock                         181,000               181            17,919                              18,100

Net (Loss) December 31, 2005                                                                           (16)              (16)

                                        ------------      ------------      ------------      ------------      ------------

Balance December 31, 2005                  2,181,000             2,181            17,919               (16)           20,084

Net (Loss) December 31, 2006                                                                       (20,202)          (20,202)

                                        ------------      ------------      ------------      ------------      ------------

Balance December 31, 2006                  2,181,000             2,181            17,919           (20,218)             (118)

Capital Contributions by Shareholders                                              8,893                               8,893

Net (Loss) December 31, 2007                                                                       (20,043)          (20,043)

                                        ------------      ------------      ------------      ------------      ------------

Net (Loss)                                 2,181,000      $      2,181      $     26,812      $    (40,261)     $    (11,268)
                                        ============      ============      ============      ============      ============


                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND CUMULATIVELY
             FROM NOVEMBER 15, 2005 (INCEPTION) TO DECEMBER 31, 2007




                                                                  Cumulative From
                                                                      Inception       For the          For the
                                                                  (Nov. 15, 2005)    Year Ended      Year Ended
                                                                   To December 31,  December 31,    December 31,
                                                                        2007            2007            2006
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                     $    (40,261)   $    (20,043)   $    (20,202)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                          728             672              56
       Changes in operating assets and liabilities:
          Increase in accounts payable                                     5,671           5,671              --
          Increase in accrued liabilities                                  5,563             563           5,000

                                                                    ------------    ------------    ------------
Net cash used in operating activities                                    (28,299)        (13,137)        (15,146)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (3,386)             --          (3,386)
                                                                    ------------    ------------    ------------
Net cash used in investing activities                                     (3,386)             --          (3,386)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans payable proceeds- related party                                 4,500           4,500              --
     Sale of Common Stock                                                 18,100              --              --
     Additional Capital Contribution by Shareholders                       8,892           8,892              --
     Proceeds from sale of common stock to founder                         2,000
                                                                    ------------    ------------    ------------
Net cash provided by financing activities                                 33,492          13,392              --
                                                                    ------------    ------------    ------------

Net increase (decrease) in cash                                            1,807             255         (18,532)

Cash and equivalents, beginning of period                                     --           1,552          20,084
                                                                    ------------    ------------    ------------

Cash and equivalents, end of period                                 $      1,807    $      1,807    $      1,552
                                                                    ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                                    $         --    $         --    $         --
Payment of interest                                                 $         --    $         --    $         --


                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

ORGANIZATION AND OPERATIONS
---------------------------

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. The Company currently has no operations.

DEVELOPMENT STAGE
-----------------

The Company is in its development stage. The Company since inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $40,261 at December 31, 2007.

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

CASH AND EQUIVALENT
-------------------

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporations up to $100,000. At December 31, 2007, there is no concentration of credit risk form uninsured bank balances.

FIXED ASSETS
------------

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $672 for the year ended December 31, 2007 and $56 for year ended December 31, 2006.

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


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

In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 ("SFAS No. 159"), SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value, SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, however early adoption is permitted.

Management does not believe that any of the recent issued accounting pronouncements will be applicable to the Company


NOTE 2   INCOME TAXES
         ------------

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

As of December 31, 2007, the Company had net operating losses (NOL's) of approximately $40,261 that expire in 15 years commencing in 2005. The reconciliation of the statutory and effective rate follows:

         Statutory federal income taxes                            34%
         Valuation allowance                                      (34)
                                                                 ----
         Effective tax rate                                         0%

No tax benefit is being accrued due to uncertainty of profits.


NOTE 3   CAPITAL TRANSACTIONS
         --------------------

At inception November 15, 2005, 2,000,000 shares of common stock were sold to the founder for $2,000cash. In December 2005, the Company offered 181,000 shares of their common stock under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty two (32) investors were of non-accredited status

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


NOTE 4   RELATED PARTY TRANSACTIONS
         --------------------------

The Company's former President, Treasurer, Secretary and principal shareholder loaned the Company an aggregate of $8,892 by paying third party expenses on the Company's behalf. The advances were unsecured obligations due on demand. On August 15, 2007, effective as of July 17, 2007 Mr. Monahan released the Company from any obligation to pay back advances made by him to pay third party expenses incurred by the Company in the aggregate amount of $8,892.

The Company is leasing approximately 70 square feet of office space on a month to month basis from Steinway Group, LLC in Long Island City (L.I.C.). New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Mr. Gattini is the Managing Member of Steinway Group, LLC with a 78% ownership interest in the Steinway Group.

In November, 2007 the Company's principal shareholder loaned the Company $4,500 to pay accounting, legal and other fees. The loan was documented in a grid promissory note in March. 2008 The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009; (ii) when the Company has raised gross proceeds of $500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to the Company), (iii) upon a change in the ownership of a majority of the outstanding voting stock of the Company; or (iv) the date that the entire principal amount and interest on the Note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note)..


NOTE 5   EXECUTIVE COMPENSATION
         ----------------------

The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation is being accrued at the rate of $500 per month and is to be paid at the earlier of the Company receiving more than $500,000 of financing or a change of the ownership of a majority of the Company's outstanding shares..


NOTE 6   COMMITMENTS AND LEASES
         ----------------------

The Company is leasing approximately 70 square feet of office space on a month to month basis from Steinway Group, LLC in L.I.C. , New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Rent is being accrued and will be payable upon the termination of the lease.


NOTE 7   SUBSEQUENT EVENTS
         -----------------

In February 2008, the Company's sole executive officer and director loaned the Company $5,000 to pay accounting fees and other operating expenses. The loan was documented in a grid promissory note in March. 2008 The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009;
(ii) when the Company has raised gross proceeds of $500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to the Company), (iii) upon a change in the ownership of a majority of the outstanding voting stock of the Company; or (iv) the date that the entire principal amount and interest on the Note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and executive officers as of February 29, 2008, are as follows:

     Name                       Age               Position
     ----                       ---               --------
     Pietro Gattini             64       President, Secretary and Director

Biotech Initiative, acting in its capacity as our principal stockholder, appointed Pietro Gattini to serve as sole director on July 17, 2007, filling the vacancy created by the resignation of Mr. Charles Monahan. Mr. Gattini also became President, Secretary and Treasurer at that time. He is the owner and operator of Gatt Communications, Inc., a private two way radio communications sales service company he founded in 1994. Mr. Gattini has provided business consulting services as an independent contractor for more than the past five years. In addition, since May 1988, Mr. Gattini has served as sole director and officer of Allure Cosmetics, Inc., which files reports with the SEC, but is inactive.


ITEM 10. EXECUTIVE COMPENSATION

No executive or director compensation was paid or accrued from our inception to November 1, 2007.

On November 13, 2007 we entered into a letter agreement with Pietro Gattini, our President, Secretary and Treasurer to accrue compensation for him at the rate of $500 per month retroactive to September 1, 2007. Under the agreement we agreed to pay the accrued compensation five days after the earlier of our raising $500,000 of capital or a change in the ownership of the majority of our voting stock. Mr. Gattini agreed not to engage in any competitive activities to those of the company and not to try to hire any of our employees during the term of the agreement. The agreement is terminable by either us or Mr. Gattini on notice.

During the fiscal year ended December 31, 2007, $2,000 was accrued as salary for Mr. Gattini's services as CEO. We do not have any other compensation or equity plans for any of our officers or directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 is not applicable to our officers, directors or persons who own more than ten percent of our common stock until we register a class of securities under Section 12 thereunder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of February 29, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) by each of our directors, and (c) by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

                                                       Nature of       Current %
Title of Class   Name and Address      No. of Shares   Ownership       Owned (1)
--------------   ----------------      -------------   ---------       ---------
  Common         Biotech Initiative
                 of Chelsea, Ltd.

                 1st Floor Riverview
                 House, 23 City
                 Quay, Dublin, Ireland     2,000,000   Held of Record     91.7%


  Common         Pietro Gattini                    0   Beneficially        0.0%
                                                       and of Record

  Common         All officers and
                 directors as a                        Beneficially
                 group (one person)                0   and of Record       0.0%


(1) Based on 2,181,000 shares outstanding on February 29, 2008.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person or group has sole or shared voting power or investment power and also any shares that the person or group has the right to acquire within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2005, 2,000,000 shares of common stock were issued to Mr. Charles Monahan for $2,000.

Charles Monahan, our former President, Treasurer, Secretary and principal shareholder loaned us an aggregate of $8,892 by paying third party expenses on our behalf. The advances were unsecured obligations due on demand. On August 15, 2007, effective as of July 17, 2007 Mr. Monahan released us from any obligation to pay back advances made by him to pay third party expenses incurred by us in the aggregate amount of $8,892.

We are leasing approximately 70 square feet of office space on a month to month basis from Steinway Group, LLC in L.I.C. , New York. This facility serves as our principal executive and administrative office. Rental for the facility is $2,400 per annum payable in equal monthly installments. Mr. Gattini, our current President, Secretary, Treasurer and sole director is the Managing Member of Steinway Group, LLC with a 78% ownership interest.

In November, 2007 Biotech Initiative of Chelsea, Ltd., the Company's principal shareholder, loaned us $4,500 to pay accounting, legal and other fees. The loan was documented in a grid promissory note in March 2008. The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009;
(ii) when we have raised gross proceeds of $500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to us), (iii) upon a change in the ownership of a majority of our outstanding voting stock; or (iv) the date that the entire principal amount and interest on the note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note).

In February 2008, Pietro Gattini, our sole executive officer and director loaned us $5,000 to pay accounting fees and other operating expenses. The loan was documented in a grid promissory note in March 2008. The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009;
(ii) when the we have raised gross proceeds of $500,000 (not including our securities purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to us, (iii) upon a change in the ownership of a majority of our outstanding voting stock; or (iv) the date that the entire principal amount and interest on the note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note).

Other than the foregoing, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons since inception to December 31, 2007. We are not a subsidiary of any other company. Charles Monahan, was our only promoter.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                                            FILE                        FILING       FILED
NUMBER    EXHIBIT DESCRIPTION                                          FORM       NUMBER        EXHIBIT         DATE       HEREWITH
3.1       Articles of Incorporation of the Registrant.                 SB-2      333-131722        3.1         2/20/06

3.2       By-Laws of the Registrant.                                   SB-2      333-131722        3.2         2/20/06

4.1       Specimen of Common Stock Certificate.                        SB-2      333-131722        4.1         2/20/06

10.1      Capital Stock Purchase Agreement between Biotech             8-K       333-131722       10.1         7/20/07
          Initiative of Chelsea, Ltd., and Charles Monahan dated
          July 16, 2007

10.2*     Offer letter between the registrant and Pietro Gattini       10-QSB    333-131722       10.1        11/19/07
          dated November 13, 2007

10.3      Month to month lease between the registrant and              10-QSB    333-131722       10.2        11/19/07
          Steinway Group LLC dated November 13, 2007

10.4      Form of Grid Promissory note dated March 11, 2008                                                                   X
          between Pawfect Foods, Inc. and Biotech Initiative of
          Chelsea, Ltd.

10.5      Form of Grid Promissory note dated March 11, 2008                                                                   X
          between Pawfect Foods, Inc. and Pietro Gattini

21        Subsidiaries of the Registrant.                                                                         None

31.1      Certification of Chief Executive and Financial Officer                                                              X
          of pursuant to 18 U.S.C. - Section 1350.

32.1      Certification of Chief Executive and Financial Officer                                                              X
          of Periodic Report pursuant to Rule 13a-14a and Rule
          15d-14(a).

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us by Baum & Co. for fees billed for fiscal years ended December 31, 2007 and December 31, 2006:

================================================================================
                             Fiscal Year Ended            Fiscal Year Ended
                             December 31, 2007            December 31, 2006
                             -----------------            -----------------
--------------------------------------------------------------------------------
 Audit Fees 1                     $9,000                        $8,000
--------------------------------------------------------------------------------
 Audit Related Fees 2                -                            -
--------------------------------------------------------------------------------
 Tax Fees 3                          -                            -
--------------------------------------------------------------------------------
 All Other Fees                      -                            -
================================================================================


     1. Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2006 and December 31, 2007 and reviews of the financial statements included in the Company's Quarterly Reports On Form 10-QSB for the quarters during such fiscal years.

     2. Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

     3. Consists of tax filing and related compliance and other advisory services.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 28, 2008             PAWFECT FOODS, INC.


                                     By: /s/ Pietro Gattini
                                         ------------------------------------
                                     Pietro Gattini, President
                                     (principal executive and financial officer)



          Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Capacity                          Date
---------                       --------                          ----

/s/ Pietro Gattini              President, Treasurer
---------------------           and Director                      March 28, 2008
Pietro Gattini