Form 10-Q
period 2008-03-31
PAWFECT FOODS INC
filed 2008-05-15
CIK 1347613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                        Commission File Number 333-131722


                               PAWFECT FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                  20-3823853
--------------------------------------------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


 31-51 STEINWAY STREET, LONG ISLAND CITY, NEW YORK                   11103
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (718) 545-6406

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", "non accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 9, 2008, the latest practicable date, there were 2,181,000 shares of common stock, $.0001 par value, outstanding.

================================================================================

                               PAWFECT FOODS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION                                                3

ITEM 1.   Financial  Statements                                                3

          Condensed Financial Statements (Unaudited):                          3

          Condensed  Balance Sheets                                            3

          Condensed Statements of Operations                                   4

          Condensed Statements of Cash Flows                                   5

          Notes to Unaudited Condensed Financial Statements                    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          11

ITEM 4T.  Controls and Procedures                                             11

PART II - OTHER INFORMATION                                                   13

ITEM 6.   Exhibits                                                            13

          Signatures                                                          14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                          ASSETS
                                                                         March 31,   December 31,
                                                                           2008          2007
                                                                        ----------    ----------
                                                                        (unaudited)
Current Assets
     Cash                                                               $    1,519    $    1,807
     Accounts Receivable                                                        12          --
                                                                        ----------    ----------

Total Current Assets                                                         1,531         1,807

Property and Equipment - Net                                                 2,489         2,658
                                                                        ----------    ----------
Total Assets                                                            $    4,020    $    4,465
                                                                        ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Accounts payable and accrued expenses                              $   12,594    $   11,233
     Loans payable- related parties                                          9,569         4,500
                                                                        ----------    ----------
Total Current Liabilities                                                   22,163        15,733
                                                                        ----------    ----------

Total Liabilities                                                           22,163        15,733
                                                                        ----------    ----------

Commitments and contingencies                                                 --            --

Stockholders' (Deficit):
     Common stock, $0.001 par value, 50,000,000 shares authorized;           2,181         2,181
         2,181,000 shares issued and outstanding
     Additional paid-in capital                                             26,812        26,812
     Deficit accumulated during the development stage                      (47,136)      (40,261)
                                                                        ----------    ----------

Total Stockholders' (Deficiency)                                           (18,143)      (11,268)
                                                                        ----------    ----------
Total Liabilities and Stockholders' (Deficiency)                        $    4,020    $    4,465
                                                                        ==========    ==========

                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND CUMULATIVELY
                FROM NOVEMBER 15, 2005 (INCEPTION) MARCH 31, 2008
                                   (UNAUDITED)

                                         Cumulative From     For the         For the
                                            Inception         Three           Three
                                         (Nov. 15, 2005)   Months Ended    Months Ended
                                           To March 31,      March 31,       March 31,
                                               2008            2008            2007
                                           ------------    ------------    ------------
REVENUES                                   $         12    $         12    $       --

     Cost of Sales                                   19              19            --
                                           ------------    ------------    ------------

     Gross Profit                                    (7)             (7)           --

OPERATING EXPENSES                               47,128           6,867           3,118
                                           ------------    ------------    ------------

Operating (Loss) Before Interest Expense        (47,135)         (6,874)         (3,118)

Other Income/(Expenses)                            --              --              --
                                           ------------    ------------    ------------

(Loss) Before Provision for Income Taxes        (47,135)         (6,874)         (3,118)

Income Taxes                                       --              --              --
                                           ------------    ------------    ------------

Net (Loss)                                 $    (47,135)   $     (6,874)   $     (3,118)
                                           ============    ============    ============

Net (Loss) Per Common Share -
     Basis and Diluted                     $      (0.02)   $      (0.00)   $      (0.00)
                                           ============    ============    ============

Weighted Average Shares of Common
     Stock Outstanding                        2,181,000       2,181,000       2,181,000
                                           ============    ============    ============

                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND 2006 AND CUMULATIVELY
              FROM NOVEMBER 15, 2005 (INCEPTION) TO MARCH 31, 2008
                                   (UNAUDITED)

                                                                  Cumulative From
                                                                     Inception               For the
                                                                  (Nov. 15, 2005)       Three Months Ended
                                                                         to          --------------------------
                                                                      March 31,       March 31,       March 31,
                                                                        2008            2008            2007
                                                                     ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                      $  (47,135)     $   (6,874)     $   (3,118)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Decrease (increase) in accounts receivable                         (12)            (12)
         Depreciation                                                       896             168             168
         Changes in operating assets and liabilities:
            Increase in accrued liabilities and accounts payable         12,594           1,360           2,850
            Increase in loans payable - related parties                   9,569           5,069            --

                                                                     ----------      ----------      ----------
Net cash used in operating activities                                   (24,088)           (289)           (100)
                                                                     ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (3,386)           --              --
                                                                     ----------      ----------      ----------
Net cash used in investing activities                                    (3,386)           --              --
                                                                     ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of Common Stock                                                18,100            --              --
     Additional Capital Contribution by Shareholders                      8,892            --              --
     Proceeds from sale of common stock to founder                        2,000            --
                                                                     ----------      ----------      ----------
Net cash provided by financing activities                                28,992            --              --
                                                                     ----------      ----------      ----------

Net increase (decrease) in cash                                           1,518            (289)           (100)

Cash and equivalents, beginning of period                                  --             1,807           1,552
                                                                     ----------      ----------      ----------

Cash and equivalents, end of period                                  $    1,518      $    1,518      $    1,452
                                                                     ==========      ==========      ==========


                 See accompanying notes to financial statements

                               PAWFECT FOODS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2008





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

     Current Operations
     ------------------

The Company is in its development stage. The Company, since it's inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $47,135 at Mach 31, 2008.

     Basis of Accounting
     -------------------

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year-end.

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

     Cash and Equivalent
     -------------------

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance

Corporations up to $100,000. At March 31, 2008, there is no concentration of credit risk form uninsured bank balances.

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

     Recent Accounting Pronouncements
     --------------------------------

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity #146s financial statements in accordance with SFAS No.
109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. As of March 31, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company's earnings. The adoption of SFAS No. 157 has not impacted the Company's results of operations and financial position.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 ("SFAS No. 159"), SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value, SFAS No. 159 is effective as of the beginning of an entity first fiscal year that begins after November 15, 2007. The Company has elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 159 has not impacted the Company's results of operations and financial position.


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

As of March 31, 2008, the Company had net operating losses (NOL's) of approximately $47,135 that expire in 15 years commencing in 2007.

          Statutory federal income taxes    34%

          Valuation allowance              (34)

          Effective tax rate                 0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 3:   CAPITAL TRANSACTIONS

At inception November 15, 2005, 2,000,000 shares of common stock were sold to the founder for $2,000 cash. In December 2005, the Company offered 181,000 shares of their common stock under Rule 504 of Regulation D and section 4 (2) of the Securities Act. The Common shares were offered at a per share price of $.10 for the aggregate sum of $18,100. All of the thirty-two (32) investors were of non-accredited status

NOTE 4:   RELATED PARTY LOANS

The Company's former President, Treasurer, Secretary and principal shareholder loaned the Company an aggregate of $8,253 by paying third party expenses on the Company's behalf. The advances were unsecured obligations due on demand. On August 15,2007, effective as of July 17, 2007 Mr. Monahan released the Company from any obligation to pay back advances made by him to pay third party expenses incurred by the Company in the aggregate amount of $8,992.

The Company is leasing approximately 70 square feet of office space on a month-to-month basis from Steinway Group, LLC in L.I.C., New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Mr. Gattini is the Managing Member of Steinway Group, LLC with a 78% ownership interest.

In November 2007 the Company's principal shareholder loaned the Company $4,500 to pay accounting, legal and other fees. The loan was documented in a gird promissory note in March, 2008. The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009; (ii) when the company has raised gross proceeds of $500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to the Company), (iii) upon a change in the ownership of a majority of the outstanding voting stock of the Company; or (iv) the date that the entire principal amount and interest on the Note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note).

In February 2008, the Company's sole executive officer and director loaned the Company $5,000 to pay accounting fees and other operating expenses. The loan was documented in a grid promissory note in March. 2008 The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009;
(ii) when the Company has raised gross proceeds of

$500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to the Company), (iii) upon a change in the ownership of a majority of the outstanding voting stock of the Company; or (iv) the date that the entire principal amount and interest on the Note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note). An additional advance of $5,000 on this note was made to the Company in May 2008.

NOTE 5:   EXECUTIVE COMPENSATION

The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation is being accrued at the rate of $500 per month and is to be paid at the earlier of the Company receiving more than $500,000 of financing or a change of the ownership of a majority of the Company's outstanding shares.

NOTE 6:   COMMITMENTS AND LEASES

The Company is leasing approximately 70 square feet of office space on a month-to-month basis from Steinway Group, LLC in L.I.C., New York. This facility serves as the Company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Rent is being accrued and will be payable upon the termination of the lease.

NOTE 7:   SUBSEQUENT EVENT

In May 2008, the Company's sole executive officer and director loaned the Company an additional $5,000 to pay accounting fees and other operating expenses. The loan was documented by an endorsement to the grid promissory note the Company executed in March 2008, described above. As a result of the advance the principal balance of the note due to the Company's sole executive officer and director is $10,000 as of May 7, 2008.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Pawfect Foods, Inc.'s business is to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. We maintain a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. Although we had set up a merchant payment gateway, in 2006, we suspended the account in December 2006 pending our gauging consumer demand and developing reliable sources of supply. Our new management is considering our current business plan and we determine if paying the nominal fee to reactivate the account in the near term is advisable. During the quarter ended March 31, 2008 management reactivated the merchant payment gateway and has received a nominal sale of $12 and also discovered that payment gateway was not operating properly and it is currently in the process of making the necessary adjustments. During the next twelve months we plan to satisfy our cash requirements with loans from our principal shareholder and management,

CHANGE IN CONTROL

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

RESULTS OF OPERATIONS

Our financial statements, which are set forth in Item 1 of this report, reflect our operating results from November 15, 2005 (inception) to March 31, 2008. During the period from inception to we had no revenue and our expenses totaled $47,135incurred in for the development and administration of our website based pet food business and

LIQUIDITY AND CAPITAL RESOURCES

Our operating expenses have been financed with loans from our principal shareholder, and management. We intend to seek such additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to curtail our operations.

In the event our management determines that our business plan is not financeable or viable, we may seek to make an acquisition which will require significant financing.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2008, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 6:   EXHIBITS


     EXHIBIT NUMBER              DOCUMENT DESCRIPTION

          31.1 Certificate of Chief Executive Officer and Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2008                  PAWFECT FOODS, INC.



                                       By:  /s/ Pietro Gattini
                                          --------------------------------------
                                       Pietro Gattini, President (Principal
                                       Executive And Financial Officer)