Form 10KSB/A
period 2007-12-31
Synergy Pharmaceuticals, Inc.
filed 2008-08-12
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

Commission file number: 333-131722

SYNERGY PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA

(State or other jurisdiction of incorporation or organization)

20-3823853

(IRS Employer Identification No.)

420 Lexington Avenue, Suite 1609, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 297-0010

(Issuer’s telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0.00

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company’s shares.

There were 2,181,000 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission with respect to our omission of Item 8A(T) from Form 10-KSB filed on March 28, 2008 .  This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART III

ITEM 8A(T)    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of August 11, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.     We are responsible for establishing and maintaining adequate internal control over our financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of August 11, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of August 11, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

In light of these material weaknesses, management has concluded that, as of August 11, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of the acquisition of Synergy Pharmaceuticals Inc. on July 14, 2008, we retained Bernard Denoyer as Senior Vice President, Finance who will assist us to ensure the effectiveness of our disclosure controls in the future.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this annual report.

Changes in internal control over financial reporting.     There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Articles of Incorporation of the Registrant.	SB-2	333-131722	3.1	2/20/06

3.2	By-Laws of the Registrant.	SB-2	333-131722	3.2	2/20/06

4.1	Specimen of Common Stock Certificate.	SB-2	333-131722	4.1	2/20/06

10.1	Capital Stock Purchase Agreement between Biotech Initiative of Chelsea, Ltd., and Charles Monahan dated July 16, 2007	8-K	333-131722	10.1	7/20/07

10.2*	Offer letter between the registrant and Pietro Gattini dated November 13, 2007	10-QSB	333-131722	10.1	11/19/07

10.3	Month to month lease between the registrant and Steinway Group LLC dated November 13, 2007	10-QSB	333-131722	10.2	11/19/07

10.4	Form of Grid Promissory note dated March 11, 2008 between Pawfect Foods, Inc. and Biotech Initiative of Chelsea, Ltd.	10-KSB	333-131722	10.4	3/28/2008

10.5	Form of Grid Promissory note dated March 11, 2008 between Pawfect Foods, Inc. and Pietro Gattini	10-KSB	333-131722	10.5	3/28/2008

21	Subsidiaries of the Registrant.				None

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.					X

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated:	August 12, 2008	Synergy Pharmaceuticals, Inc.
(formerly Pawfect Foods, Inc.)

		By:	/s/ Bernard F. Denoyer
Bernard F. Denoyer, Senior Vice President, Finance
(Principal Financial Officer)