Form 10KSB/A
period 2007-12-31
Synergy Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

FORM 10-KSB

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission on August 14, 2008 with respect to the proper dating of our evaluation of internal controls over financial reporting discussed in Item 8A(T) of Form 10-KSB/A filed on August 12, 2008.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART III

ITEM 8A(T)    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.

In light of these material weaknesses, management has concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of the acquisition of Synergy Pharmaceuticals Inc. on July 14, 2008, we retained Bernard Denoyer as Senior Vice President, Finance who will assist us to ensure the effectiveness of our disclosure controls in the future.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A(T) in this annual report.

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

Dated:	August 14, 2008	Synergy Pharmaceuticals, Inc.
(formerly Pawfect Foods, Inc.)

		By:	/s/ Bernard F. Denoyer
Bernard F. Denoyer, Senior Vice President, Finance
(Principal Financial Officer)