Form 10-Q
period 2008-06-30
Synergy Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 333-131722

SYNERGY PHARMACEUTICALS INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	20-3823853
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

420 Lexington Avenue, Suite 1609 New York, NEW YORK	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 297-0010

Pawfect Foods, Inc.

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  August 13, 2008, the latest practicable date, there were 65,564,759  shares of common stock, $.0001 par value, outstanding.

INTRODUCTORY NOTE

         This Report on Form 10-Q for Synergy Pharmaceuticals, Inc. (“Synergy” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Pawfect’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

ii

SYNERGY PHARMACEUTICALS, INC.
(Formerly Pawfect Foods, Inc.)
FORM 10-Q
QUARTERLY REPORT
 JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

SYNERGY PHARMACEUTICALS, INC.
(Formerly Pawfect Foods, Inc.)
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash	$2,310	$1,807
Accounts Receivable	12	—
Total Current Assets	2,322	1,807
Property and Equipment - Net	2,321	2,658
Total Assets	$4,643	$4,465
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$32,797	$11,233
Loans payable- related parties	14,674	4,500
Total Current Liabilities	47,471	15,733
Total Liabilities	47,471	15,733
Commitments and contingencies	—	—
Stockholders’ (Deficit):
Common stock, $0.001 par value, 150,000,000 and 50,000,000 shares authorized; 60,564,767 and 60,564,767 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.	6,056	2,181
Additional paid-in capital	22,937	26,812
Deficit accumulated during the development stage	(71,821)	(40,261)
Total Stockholders’ (Deficiency)	(42,828)	(11,268)
Total Liabilities and Stockholders’ (Deficiency)	$4,643	$4,465

See accompanying notes to financial statements

SYNERGY PHARMACEUTICALS, INC.
(Formerly Pawfect Foods, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

AND CUMULATIVELY FROM NOVEMBER 15, 2005 (INCEPTION) to JUNE 30, 2008

(UNAUDITED)

					November 15, 2005
	Six Months Ended		Three Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenue	$12	$—	$—	$—	$12

Operating Expenses	31,572	3,828	24,686	2,083	71,833

Net Income (Loss)	$(31,560)	$(3,828)	$(24,686)	$(2,083)	$(71,821)

Net Income (Loss) per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Shares Outstanding	60,564,767	60,564,767	60,564,767	60,564,767

See accompanying notes to condensed financial statements.

SYNERGY PHARMACEUTICALS, INC.
(Formerly Pawfect Foods, Inc.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND CUMULATIVELY
FROM NOVEMBER 15, 2005 (INCEPTION) TO JUNE 30, 2008
 (UNAUDITED)

	Cumulative From
	Inception
	(Nov. 15, 2005)	For the
	to	Six Months Ended
	June 30,	June 30,	June 30,
	2008	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(71,821)	$(31,560)	$(3,828)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(12)	(12)	—
Depreciation	1,065	337	336
Changes in operating assets and liabilities:
Increase in accrued liabilities and accounts payable	32,797	21,564	1,500
Net cash used in operating activities	(37,971)	(9,671)	(1,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,386)	—	—
Net cash used in investing activities	(3,386)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds-related parties	14,674	10,174	1,882
Sale of Common Stock	18,100	—	—
Additional Capital Contribution by Shareholders	8,893	—	—
Proceeds from sale of common stock to founder	2,000	—
Net cash provided by financing activities	43,667	10,174	1,882

Net increase (decrease) in cash	2,310	503	(110)

Cash and equivalents, beginning of period	—	1,807	1,552

Cash and equivalents, end of period	$2,310	$2,310	$1,442

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	—	—	—

See accompanying notes to financial statements

SYNERGY PHARMACEUTICALS, INC.

(Formerly Pawfect Foods, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on November 15, 2005.

The Company is in the development stage. The Company plans to develop a distribution channel in the pet food industry selling a comprehensive supply of products utilizing the World Wide Web. As of June 30, 2008 the Company had no operations.

On July 14, 2008, the Company acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation (“Synergy-DE”) from Callisto Pharmaceuticals, Inc., a Delaware corporation (“Callisto”) and other restricted holders of Synergy-DE shares in exchange for what will be 45,464,759 shares of the Company’s common stock (or approximately 70% of the Company’s outstanding common stock) after giving effect to:

•                                          A 75.69060773 for one forward stock split

•                                          The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by the Company’s principal stockholder

•                                          A $3.0 million private placement of 5,000,000 shares of the Company’s common stock to private investors.

See Subsequent Event Note 7 below for a more detailed description of this transaction.

Current Operations

The Company is in its development stage. The Company, since its inception (November 15, 2005) has not commenced its full operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $71,821 at June 30, 2008.

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

Cash and Equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2008, there is no concentration of credit risk form uninsured bank balances.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally five or ten years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense was $337 and $336 for the six months ended June 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value, SFAS No. 159 is effective as of the beginning of an entity first fiscal year that begins after November 15, 2007. The Company has elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 159 has not impacted the Company’s results of operations and financial position.

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

As of June 30, 2008, the Company had net operating losses (NOL’s) of approximately $71,821 that expire in 15 years commencing in 2007.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 3: CAPITAL TRANSACTIONS

On July 14, 2008, the Company acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation (“Synergy-DE”) from Callisto Pharmaceuticals, Inc., a Delaware corporation (“Callisto”) and other restricted holders of Synergy-DE shares in exchange for what will be 45,464,759 shares of the Company’s common stock (or approximately 70% of the Company’s outstanding common stock) after giving effect to:

•                                        A 75.69060773 for one forward stock split

•                                          The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by the Company’s principal stockholder

•                                          A $3.0 million private placement of 5,000,000 shares of the Company’s common stock to private investors.

See Subsequent Event Note 7 below for a more detailed description of this transaction.

NOTE 4: RELATED PARTY LOANS

In February 2008, the Company’s sole executive officer and director loaned the Company $5,000 to pay accounting fees and other operating expenses. The loan was documented in a grid promissory note in March. 2008 The note provides for 3% annual interest due at maturity and is due the earlier of: (i) April 1, 2009; (ii) when the Company has raised gross proceeds of $500,000 (not including securities of the Company purchased by the principal shareholder, additional advances pursuant to the note or other loans from principal shareholder to the Company), (iii) upon a change in the ownership of a majority of the outstanding voting stock of the Company; or (iv) the date that the entire principal amount and interest on the Note becomes due and payable by reason of acceleration due to the occurrence of an Event of Default (as defined in the note). An additional advance of $5,000 on this note was made to the Company in May 2008.

NOTE 5: EXECUTIVE COMPENSATION

The Company has retained Mr. Pietro Gattini as the Company’s President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation is being accrued at the rate of $500 per month and is to be paid at the earlier of the Company receiving more than $500,000 of financing or a change of the ownership of a majority of the Company’s outstanding shares. On July 14, 2008 Mr Gattini resigned as Chief Executive Officer and sole director of the Company and all compensation due him was paid from the proceeds of the private placement. (See Note 7 Subsequent Event below)

NOTE 6: COMMITMENTS AND LEASES

The Company is leasing approximately 70 square feet of office space on a month-to-month basis from Steinway Group, LLC in L.I.C., New York. This facility serves as the Company’s principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments. Rent is being accrued and will be payable upon the termination of the lease. On August 5, 2008 the Company terminated the lease with Steinway Group, LLC.

NOTE 7: SUBSEQUENT EVENT

On July 14, 2008, the Company acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation (“Synergy-DE”) from Callisto Pharmaceuticals, Inc., a Delaware corporation (“Callisto”) and other restricted holders of Synergy-DE shares in exchange for what will be 45,464,759 shares of the Company’s common stock (or approximately 70% of the Company’s outstanding common stock) after giving effect to:

•                                          A 75.69060773 for one forward stock split

•                                          The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by the Company’s principal stockholder

•                                          A $3.0 million private placement of 5,000,000 shares of the Company’s common stock to private investors.

The transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008 (the “Exchange Agreement”), as amended and effective on July 14, 2008 among the Company, Callisto, Synergy-DE, a wholly-owned subsidiary of Callisto, and certain persons who were granted restricted stock awards in Synergy-DE common stock by the compensation committee of the board of directors of Callisto.  Callisto received 44,590,000 of the 45,464,760 shares of Company common stock exchanged of ownership of Synergy-DE and is now the holder of approximately 68% of the Company’s outstanding common stock. The remaining 874,760 shares of the Company’s common stock exchanged for ownership of Synergy were issued to certain executive officers of Synergy who received their shares pursuant to a Repurchase Agreement with Synergy dated July 3, 2008 and assumed by the Company. The shares of Synergy issued to such executive officers of Synergy will be recorded as stock based compensation expense.

Simultaneously with completing the transactions contemplated by the Exchange Agreement, the Company completed a private placement of 5,000,000 shares of its common stock for aggregate gross proceeds of $3 million.

Also on July 14, 2008, under the terms of  the Exchange Agreement, Chris McGuigan, Gabriele M. Cerrone, Gary S. Jacob, John Brancaccio and Thomas Adams were appointed directors of the Company and Pietro Gattini resigned as Chief Executive Officer and sole director of the Company. Gary S. Jacob, the current CEO and a director of Callisto also became President and Acting Chief Executive Officer of the Company and Bernard F. Denoyer, the current Senior Vice President, Finance of Callisto also became Senior Vice President, Finance of the Company.

On July 21, 2008 the Company amended its articles of incorporation to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business was to become actively engaged in providing an online marketplace for premium and holistic pet food, via the Internet. We maintained a domain name called www.Pawfectfoods.com. We have also obtained a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted our nearly completed e-commerce website, to introduce ourselves to potential customers with a modest array of introductory products. Although we had set up a merchant payment gateway, in 2006, we suspended the account in December 2006 pending our gauging consumer demand and developing reliable sources of supply. During the six months ended June 30, 2008 management considered our current business plan and determined that paying the nominal fee to reactivate the account in the near term was not advisable.

On July 14, 2008,  we acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation (“Synergy-DE”) from Callisto Pharmaceuticals, Inc., a Delaware corporation (“Callisto”) and other restricted holders of Synergy-DE shares in exchange for what will be 45,464,759 shares of  our common stock (or approximately 70% of our outstanding common stock) after giving effect to:

•                                          A 75.69060773 for one forward stock split

•                                          The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by our principal stockholder

•                                          A $3.0 million private placement of 5,000,000 shares of our common stock to private investors.

The transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008 (the “Exchange Agreement”), as amended and effective on July 14, 2008 between us, Callisto, Synergy-DE, a wholly-owned subsidiary of Callisto, and certain persons who were granted restricted stock awards in Synergy-DE common stock by the compensation committee of the board of directors of Callisto.  Callisto received 44,590,000 of the 45,464,760 shares of our common stock exchanged of ownership of Synergy-DE and is now the holder of approximately 68% of the our outstanding common stock. The remaining 874,760 shares of our common stock exchanged for ownership of Synergy were issued to certain executive officers of Synergy who received their shares pursuant to a Repurchase Agreement with Synergy dated July 3, 2008 and assumed by us. The shares of Synergy issued to such executive officers of Synergy will be recorded as stock based compensation expense.

Simultaneously with completing the transactions contemplated by the Exchange Agreement, we completed a private placement of 5,000,000 shares of our common stock for aggregate gross proceeds of $3 million.

Also on July 14, 2008, under the terms of the Exchange Agreement, Chris McGuigan, Gabriele M. Cerrone, Gary S. Jacob, John Brancaccio and Thomas Adams were appointed directors and Pietro Gattini resigned as Chief Executive Officer and sole director. Gary S. Jacob, the current CEO and a director of Callisto also became our President and Acting Chief Executive Officer and Bernard F. Denoyer, the current Senior Vice President, Finance of Callisto also became our Senior Vice President, Finance.

On July 21, 2008 we amended our articles of incorporation to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed our name to Synergy Pharmaceuticals, Inc.

On July 16, 2007, Charles Monahan, our former President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the “Stock Purchase Agreement”) with Biotech Initiative of Chelsea, Ltd.,(“Biotech Initiative”) a private investment fund based in London, England. All conditions to the closing were fulfilled and funds released to Mr. Monahan on July 17, 2007. We filed a Form 8-K Report reporting this transaction on July 20, 2007. Under the Stock Purchase Agreement Biotech Initiative purchased an aggregate of 2,000,000 restricted shares of our common stock from Mr. Monahan for approximately $624,000 and Mr. Monahan resigned as an officer and director of the Company.

Biotech Initiative, acting in its capacity as our principal shareholder, appointed Pietro Gattini to serve as sole director, filling the vacancy created by the resignation of Mr. Monahan. Mr. Gattini also became our President, Secretary and Treasurer. Mr. Gattini resigned as President, Secretary and Treasurer effective July 14, 2008 in connection with the Exchange Agreement discussed above.

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

We had no revenues during the three months ended June 30, 2008 and 2007.

        Operating expenses for the three months ended June 30, 2008 increased $22,603 to $24,686 for the three months ended June 30, 2008 from $2,083 for the three months ended June 30, 2007. This increase was primarily due to higher costs incurred for the development and administration of our website based pet food business as well as higher legal and accounting fees.

        Net loss for the three months ended June 30, 2008 was $24,736 compared to a net loss of $2,083 incurred for the three months ended June 30, 2007. The increased loss is the result of higher operating expenses, discussed above.

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

We had $12 of revenues during the six months ended June 30, 2008 and no revenues during the six months ended June 30, 2007.

        Operating expenses for the six months ended June 30, 2008 increased $27,744 to $31,572 for the six months ended June 30, 2008 from $3,828 for the six months ended June 30, 2007. This increase was primarily due to higher costs incurred for the development and administration of our website based pet food business as well as higher legal and accounting fees.

        Net loss for the six months ended June 30, 2008 was $31,560 compared to a net loss of $3,828 incurred for the six months ended June 30, 2007. The increased loss is the result of higher operating expenses, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 we had $2,310 in cash and cash equivalents, compared to $1,807 as of December 31, 2007. Net cash used in operating activities was $9,671 for the six months ended June 30, 2008 compared to net cash used in operating activities of $1,992 for the six months ended June 30, 2007.

On July 14, 2008, we acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation (“Synergy-DE”) from Callisto Pharmaceuticals, Inc., a Delaware corporation (“Callisto”) and other restricted holders of Synergy-DE shares in exchange for what will be 45,464,759 shares of  our common stock (or approximately 70% of our outstanding common stock) after giving effect to:

•                                          A 75.69060773 for one forward stock split

•                                          The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by our principal stockholder

•                                          A $3.0 million private placement of 5,000,000 shares of our common stock to private investors.

The transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008 (the “Exchange Agreement”), as amended and effective on July 14, 2008 between us, Callisto, Synergy-DE, a wholly-owned subsidiary of Callisto, and certain persons who were granted restricted stock awards in Synergy-DE common stock by the compensation committee of the board of directors of Callisto.  Callisto received 44,590,000 of the 45,464,760 shares of our common stock exchanged of ownership of Synergy-DE and is now the holder of approximately 68% of the our outstanding common stock. The remaining 874,760 shares of our common stock exchanged for ownership of Synergy were issued to certain executive officers of Synergy who received their shares pursuant to a Repurchase Agreement with Synergy dated July 3, 2008 and assumed by us. The shares of Synergy issued to such executive officers of Synergy will be recorded as stock based compensation expense. Simultaneously with completing the transactions contemplated by the Exchange Agreement, we completed a private placement of 5,000,000 shares of our common stock for aggregate gross proceeds of $3 million.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of pharmaceutical research and development programs. We will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product and to continue to fund operations at our current cash expenditure levels. To date, our sources of cash have been primarily limited to the sale of our equity securities and loans from officers. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our condensed financial statements as of June 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

        In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected

        In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

        The condensed consolidated financial statements as of and for the period ended June 30, 2008 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of June 30, 2008 we are in the process of remediating the material weaknesses which existed at December 31, 2007. In connection with the Exchange Transaction described in or subsequent events Note 7 to our financial statements for the quarter ended June 30, 2008 we have added financial staff resources to our accounting and finance department and implemented certain other controls and procedures which management believes will prevent the recurrence of the material weakness described above. However, it will require a period of time to determine the operating effectiveness of these newly implement internal controls over financial reporting. We plan to be testing and re-evaluating our controls periodically during 2008.

        Other than described above there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2008.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and other periodic reports filed with the SEC, which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended June 30, 2008 to the risk factors discussed in the periodic reports noted above.

On July 22, 2008 we filed a Descriptive Memorandum on Form 8-K/A which provides certain information about us as of that date concerning the July 14, 2008 RECENT DEVELOPMENT described elsewhere in this Report. It is not intended as an offer to sell any securities of the Company, nor as a solicitation of an offer to buy such securities, nor does it purport to contain all of the information that a prospective investor may desire in investigating the Company. The memorandum has been prepared as a convenient means of disseminating information in compliance with Regulation FD and furnishing such information to the United States Securities and Exchange Commission as an exhibit to Form 8-K filing. The Exchange Agreement substantially changed our risk profile and you should carefully consider the “Risk Factors” and other information contained in our Form 8-K/A filed July 22, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 9, 2008, our majority shareholder approved the following resolutions:

1.             Amendment of the Company’s By-laws to change the prospective date of our annual meeting of shareholders, correct certain typographical errors, enlarge number of directors on the board and certain other matters.

2.             Approve Exchange Agreement among Callisto, Synergy-DE and certain holders of Synergy-DE securities.

3.             Approve Share Contribution Agreement, certain restricted stock purchase agreements, option agreements and grid note assignment and release agreement.

4.             Approve share contribution by our majority stockholder.

5.             Approve private placement of up to 5,000,000 shares of our common stock for $3,000,000.

6.             Approve 75.69060773 for one forward stock split.

7.             Approve increase in authorized capital stock to 170,000,000 shares consisting of 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.

8.             Approve name change to Synergy Pharmaceuticals, Inc.

9.             Approve appointment of Gabriele M. Cerrone, Gary S. Jacob, Chris McGuigan, Tom Adams and John P. Brancaccio as directors.

10.       Approve appointment of Gary S. Jacob as President and Acting CEO, Kunwar Shailubhai as Chief Scientific Officer and Bernard Denoyer as Senior VP Finance.

11.  Approve the adoption and ratification of our Equity Compensation Plan.

ITEM 6: EXHIBITS

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14 2008	SYNERGY PHARMACEUTICALS, INC.

By: /s/ Gary S. Jacob
President and Acting CEO