Form 10KSB/A
period 2007-12-31
Synergy Pharmaceuticals, Inc.
filed 2008-09-15
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 3 to

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

EXPLANATORY NOTE

This Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission on September 4, 2008 with respect to the proper signatures of Form 10-KSB/A filed on August 14, 2008 and certain changes to Exhibits 31.1, 31.2, 32.1 and 32.2.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

SYNERGY PHARMACEUTICALS, INC.

Dated: September 15, 2008	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President and Acting CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ GARY S. JACOB	President and Acting CEO and Director	September 15, 2008
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance	September 15, 2008
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ GABRIELE M. CERRONE	Chairman of the Board	September 15, 2008
Gabriele M. Cerrone

/s/ JOHN P. BRANCACCIO	Director	September 15, 2008
John P. Brancaccio

/s/ THOMAS ADAMS	Director	September 15, 2008
Thomas Adams

/s/ CHRISTOPHER MCQUIGAN	Director	September 15, 2008
Christopher McQuigan

/s/ MELVIN SPIGELMAN	Director	September 15, 2008
Melvin Spigelman