Form 10-Q
period 2009-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2009-08-14
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009
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

        The number of the registrant's shares of common stock outstanding was 75,738,578 as of August 13, 2009.

 SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited) and the period November 15, 2005 (Inception) to June 30, 2009 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period November 15, 2005 (Inception) to June 30, 2009 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited) and for the period November 15, 2005 (Inception) to June 30, 2009 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19
PART II—OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21
SIGNATURES		22

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,459,937	$216,007
Due from majority shareholder	819,293	690,333

Total Current Assets	4,279,230	906,340
Property and equipment, net	10,713	11,701
Security deposits	4,400	4,400

	$4,294,343	$922,441

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,598,695	$2,000,220
Accrued expenses	487,644	78,013

Total Current Liabilities	3,086,339	2,078,233

Stockholders' Equity (Deficit):
Common stock, par value of $.0001 authorized 150,000,000 shares at June 30, 2009 and December 31, 2008, outstanding 72,947,149 and 65,606,434 shares at June 30, 2009 and December 31, 2008, respectively.	7,294	6,560
Preferred stock, Authorized 20,000,000 shares and 0 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	35,967,214	30,633,089
Deficit accumulated during development stage	(34,766,504)	(31,795,441)

Total Stockholders' Equity (Deficit)	1,208,004	(1,155,792)

	$4,294,343	$922,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
					November 15, 2005 (inception) to June 30, 2009
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Research and development	1,114,876	—	1,448,023	—	3,357,249
Purchased in-process research and development	—	—	—	—	28,156,503
General and administrative	859,672	—	1,523,185	—	3,186,067

Loss from Operations	(1,974,548)	—	(2,971,208)	—	(34,699,819)

Interest and investment income	14	—	145	—	5,136

Loss from Continuing Operations	(1,974,534)	—	(2,971,063)	—	(34,694,683)

Loss from discontinued operations	—	(24,686)	—	(31,560)	(71,821)

Net Loss	$(1,974,534)	$(24,686)	$(2,971,063)	$(31,560)	$(34,766,504)

Weighted Average Common Shares Outstanding
Basic and Diluted	67,360,288	165,081,215	66,550,834	165,081,215

Net Loss per Common Share, Basic and Diluted
Net Loss from Continuing Operations	$(0.03)	$.00	$(0.04)	$.00
Discontinued Operations:
Loss from discontinued operations	.00	.00	.00	.00

Net Loss per Common Share, Basic and Diluted	$(0.03)	$.00	$(0.04)	$.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance at inception, November 15, 2005
Sale of unregistered common stock to founder	151,381,215	$15,138	$(13,138)	$—	$2,000
Sale of common stock	13,700,000	1,370	16,730	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	165,081,215	16,508	3,592	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	165,081,215	16,508	3,592	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	165,081,215	16,508	12,485	(40,261)	(11,268)
Cancellation of unregistered founder shares	(149,981,208)	(14,998)	14,998	—	—
Common stock issued via Exchange Transaction	45,464,760	4,546	27,274,315	—	27,278,861
Common stock issued via private placement—July 14, 2008	5,000,000	500	2,999,500	—	3,000,000
Common stock issued via private placement—August 25, 2008	41,667	4	24,996		25,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the year	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	65,606,434	6,560	30,633,089	(31,795,441)	(1,155,792)
Common stock issued via private placements	7,340,715	734	5,137,766	—	5,138,500
Fees and expenses related to private placements	—	—	(157,927)	—	(157,927)
Stock based compensation expense	—	—	354,286	—	354,286
Net loss for the period	—	—	—	(2,971,063)	(2,971,063)

Balance, June 30, 2009	72,947,149	$7,294	$35,967,214	$(34,766,504)	$1,208,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Period from November 15, 2005 (Inception) to June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(2,971,063)	$(31,560)	$(34,766,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	988	337	2,210
Stock-based compensation expense	354,286	—	734,169
Purchased in-process research and development	—	—	28,156,503
Changes in operating assets and liabilities:
Security deposit	—	—	(4,400)
Accounts payable and accrued expenses	1,008,106	21,552	2,363,294

Total Adjustments	1,363,380	21,889	31,251,776

Net Cash Used in Operating Activities	(1,607,683)	(9,671)	(3,514,728)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)
Loans from (to) related parties	(128,960)	10,174	(819,293)
Additions to property and equipment	—	—	(12,195)

Net Cash (Used in) Provided by Investing Activities	(128,960)	10,174	(986,814)
Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	8,893
Issuance of common stock	—	—	2,000
Proceeds from sale of common stock	5,138,500	—	8,090,413
Fees and expenses related to private placements	(157,927)	—	(157,927)
Proceeds from sale of unregistered common stock to founders	—	—	18,100

Net Cash Provided by Financing Activities	4,980,573	—	7,961,479

Net increase (decrease) in cash and cash equivalents	3,243,930	503	3,459,937
Cash and cash equivalents at beginning of period	216,007	1,807	—

Cash and cash equivalents at end of period	$3,459,937	$2,310	$3,459,937

Supplementary disclosure of cash flow information:
Cash paid for taxes	$1,874	$—	$2,506
Cash paid for interest	$—	$—	$—
Value of common stock issued via Exchange Transaction	$—	$—	$27,278,861

Cash flow activities for the six months ended June 30, 2008 represent discontinued pet food operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

        On July 14, 2008, Pawfect Foods Inc. ("Pawfect"), a Florida corporation incorporated on November 15, 2005, acquired 100% of the common stock of Synergy Pharmaceuticals, Inc., a Delaware corporation incorporated on September 11, 1992, and its wholly-owned subsidiary, Synergy Advanced Pharmaceuticals, Inc., (collectively "Synergy-DE"), under the terms of an Exchange Agreement among Pawfect, Callisto Pharmaceuticals, Inc. ("Callisto"), Synergy-DE, and certain other holders of Synergy-DE common stock ("Exchange Transaction").

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

        On December 9, 2008, Synergy announced the completion of the Phase I clinical trial of SP-304 in healthy volunteers that was initiated in June 2008. This first study was a double-blind, placebo-controlled, randomized single, oral, ascending dose trial performed in 71 healthy male and female volunteers. The primary objective of the Phase I clinical trial with SP-304 was to characterize the safety, tolerability, pharmacokinetic and pharmacodynamic effects of the drug in healthy volunteers. The clinical data from the Phase I healthy volunteer study was included in an abstract presented at the Digestive Disease Week conference held in Chicago IL from May 30 through June 4, 2009. Synergy plans to initiate a Phase IIa 7-day, repeated-oral-dose trial of SP-304 in chronic constipation patients in early 2010.

        SP-304 was developed by Synergy scientists based on structure-function studies performed in-house. A patent covering composition of matter and therapeutic applications of SP-304 was granted by the U.S. Patent and Trademark Office on May 9, 2006. SP-304 is an analog of uroguanylin, a natural GI hormone produced in the gut that is a key regulator of intestinal function. Uroguanylin works by activating GC-C receptors on intestinal cells. The GC-C receptor, promotes fluid and ion transport in the GI tract. Under normal conditions, the receptor is activated by the natural hormones uroguanylin and guanylin. Activation of the receptor leads to the transport of chloride and bicarbonate into the intestine, and water is carried with these ions into the lumen of the intestine, thereby softening stool, and producing other pharmacologic, beneficial effects that could potentially benefit patients with CC and IBS-C.

        A practical, efficient and cost effective method for producing SP-304 on a commercial scale is currently being investigated in concert with multiple manufacturing contract research organizations (CRO's). At present, the Company has about 500 grams of SP-304, produced under current good

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Business Overview (Continued)

manufacturing practices ("cGMP"), which are being used for non-clinical work to support further human clinical trials.

        SP-304 has also undergone pre-clinical animal studies as a treatment for GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Results from his laboratory and from separate CRO's who conducted animal model studies for us showed that SP-304 was efficacious in animal models of ulcerative colitis ("UC"). A second generation GC-C receptor analog, SP-333, is now in pre-clinical development and Synergy plans to file an IND to treat UC patients in 2010.

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

        All intercompany balances and transactions have been eliminated. These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries: (1) Synergy-DE, (2) Synergy Advanced Pharmaceuticals, Inc. and (3) IgX, Ltd (Ireland—inactive)). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission ("SEC") and United States generally accepted accounting principles ("GAAP") for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy's interim financial information. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2008 contained in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on April 15, 2009.

        These condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 have been prepared under the assumption that Synergy will continue as a going concern for the next twelve months. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of June 30, 2009, Synergy had an accumulated deficit of $34,766,504, resulting primarily from acquired in-process research and development valued at $28,156,503 and expensed upon the acquisition of Synergy on July 14, 2008. Synergy expects to incur significant and increasing operating losses for the next several years as Synergy expands its research and development, continues clinical trials of SP-304

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Going Concern (Continued)

for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

        Net cash used in operating activities was $1,607,683 for the six months ended June 30, 2009. As of June 30, 2009 Synergy has $3,459,937 of cash. During the six months ended June 30, 2009, Synergy incurred net losses from continuing operations of $2,971,063. To date, Synergy's sources of cash have been primarily limited to private placements of common stock. Net cash provided by financing activities for the six months ended June 30, 2009 was $4,980,573.

        As of June 30, 2009 Synergy had a working capital of $1,192,891 as compared to a working capital deficit of $1,171,893 as of December 31, 2008. During the six months ended June 30, 2009 Synergy sold 7,340,715 shares of unregistered common stock at $0.70 per share to a private investors for aggregate proceeds of $5,138,500. On July 2, 2009, Synergy sold 1,870,000 shares of common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds of $1,309,000. On July 6, 2009, Synergy sold an additional 921,429 shares of common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds of $645,000. In July 2009 the Company paid an aggregate $235,000 to selling agents in connection with certain of its June and July 2009 private placements, of which a pro-rata $147,927 was accrued as of and for the period ended June 30, 2009.

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

3. Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("SFAS 168"), to formally establish the FASB Accounting Standards Codification ("Codification") to

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 for our quarter ending September 30, 2009. All future references to authoritative accounting literature will be references in accordance with the Codification.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS 165 on June 30, 2009. The Company has evaluated subsequent events through the date of the issuance of this report.

        In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of FSP FAS 107-1 on June 30, 2009, and its requirements are reflected herein. All of the Company's Financial Instruments consist of cash and cash equivalents, stated at cost on its condensed consolidated balance sheet, which is materially equivalent to fair value.

        In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. Synergy adopted FSP FAS 115-2 and FAS 124-2 on June 15, 2009 and the adoption did not have a material effect on its consolidated financial position, results of operations or cash flows.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

        In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. Synergy adopted FSP FAS 157-4 on June 15, 2009 and the adoption did not have a material effect on its consolidated financial position, results of operations or cash flows.

4. Accounting for Shared-Based Payments

Stock Options

        Synergy adopted The 2008 Equity Compensation Incentive Plan (the "Plan") on July 3, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy did not issue stock options prior to the quarter ended September 30, 2008. Synergy periodically issues stock options to employees and non-employees and has adopted SFAS No. 123R for employee awards on July 3, 2008 concurrently with adoption of the Plan. Prior to that date Synergy had not issued any stock options. The Company accounts for stock options issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF No. 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

        Stock-based compensation expense, including all options and restricted stock units, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
					November 15, 2005 (inception) to June 30, 2009
	2009	2008	2009	2008
Employees—included in research and development	$43,055	n/a	$86,296	n/a	$165,825
Employees—included in general and administrative	56,695	n/a	112,769	n/a	225,496
Non-employees—included in research and development	8,455	n/a	16,817	n/a	25,366
Non-employees—included in general and administrative	69,585	n/a	138,404	n/a	317,482

Total stock-based compensation expense	$177,790	n/a	$354,286	n/a	$734,169

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for Shared-Based Payments (Continued)

        The unrecognized compensation cost related to non-vested employee stock options outstanding at June 30, 2009, net of expected forfeitures, was $1,029,223, to be recognized over a weighted-average remaining vesting period of approximately 2.0 years.

        A summary of stock option activity and of changes in stock options outstanding under Synergy's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2008	4,080,016	$0.25 - 0.95	$0.29	$8,933,935
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Balance outstanding, June 30, 2009	4,080,016	$0.25 - 0.95	$0.29	$10,851,543

Exercisable at June 30, 2009	74,871	$0.25	$0.25	$202,152

Synergy Restricted Stock Units

        Restricted Stock Units, which issue to the holder a specified number of shares of Synergy common stock are accounted for as stock based compensation in accordance with SFAS No. 123R in the same manner as stock options using fair value at the date of grant. Subject to a repurchase agreement, according to which, 50% of the units are released after 1 year of continuous service and the remaining 50% are released after 2 years of continuous service from the grant date. The total fair value is being expensed ratably by month over the 2 year service period.

        On July 3, 2008, 874,760 restricted stock units were issued by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each Synergy restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in Synergy's July 14, 2008 private placement. As of June 30, 2009 there were 874,760 Synergy restricted stock units outstanding. The fair value of the 874,760 Synergy restricted stock units on the date of grant was $524,856 of which $49,069 and $97,599 was recorded as stock-based compensation expense during the three and six months ended June 30, 2009. As of June 30, 2009 the unrecognized fair value of the 437,380 unvested stock units, net of expected forfeitures, was $198,439 to be amortized over 12 months. The intrinsic value of the 874,760 outstanding restricted stock units was $2,580,542 as of June 30, 2009, measured using the closing stock price of $2.95 per share as of that date.

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

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's equity

        During the six months ended June 30, 2009 Synergy sold 7,340,715 shares of unregistered common stock at $0.70 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $5,138,500. There were no warrants issued in connection with these transactions, although the Company incurred $147,927 in fees to selling agents and $10,000 in legal fees in connection with certain of these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up for a period of 270 days beginning on the closing date and the Company agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until March 31, 2010.

        As of June 30, 2009 Synergy's majority shareholder, Callisto, owns approximately 61% of its outstanding shares.

6. Loss Per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, ("SFAS No. 128") for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the six months ended June 30, 2009 the effect of 4,080,016 outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. As of June 30, 2008 there were no outstanding stock options and other common stock equivalents.

7. Subsequent Events

        On July 2, 2009, Synergy sold 1,870,000 shares of unregistered common stock, to certain investors at a price of $0.70 per share for aggregate gross proceeds of $1,309,000. On July 6, 2009, Synergy sold 921,429 shares of unregistered common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds of $645,000. In July 2009 the Company incurred fees to selling agents of $87,073 in connection with its July 2009 private placements.

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in this Report on Form 10-Q as of and for the three and six months ended June 30, 2009 and other periodic reports filed with the United States Securities and Exchange Commission ("SEC"). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

        On December 9, 2008, Synergy announced the completion of the Phase I clinical trial of SP-304 in healthy volunteers that was initiated in June 2008. This first study was a double-blind, placebo-controlled, randomized single, oral, ascending dose trial performed in 71 healthy male and female volunteers. The primary objective of the Phase I clinical trial with SP-304 was to characterize the safety, tolerability, pharmacokinetic and pharmacodynamic effects of the drug in healthy volunteers. The clinical data from the SP-304 Phase I healthy volunteer study was included in an abstract presented at the Digestive Disease Week conference held in Chicago IL from May 30 through June 4, 2009. SP-304 was well tolerated at all doses studied (0.1 mg to 48.6 mg) and exhibited pharmacodynamic activity in healthy volunteers with no detectable systemic absorption. These data clearly supported advancing SP-304 for further clinical studies in patients with CC and IBS-C. Synergy plans to initiate a Phase IIa 7-day, repeated-oral-dose trial of SP-304 in chronic constipation patients in early 2010.

        SP-304 was developed by Synergy scientists based on structure-function studies performed in-house. A patent covering composition of matter and therapeutic applications of SP-304 was granted by the U.S. Patent and Trademark Office on May 9, 2006. SP-304 is an analog of uroguanylin, a natural GI hormone produced in the gut that is a key regulator of intestinal function. Uroguanylin works by activating GC-C receptors on intestinal cells. The GC-C receptor, promotes fluid and ion transport in the GI tract. Under normal conditions, the receptor is activated by the natural hormones uroguanylin and guanylin. Activation of the receptor leads to the transport of chloride and bicarbonate into the intestine, and water is carried with these ions into the lumen of the intestine, thereby softening stool, and producing other pharmacologic, beneficial effects that could potentially benefit patients with CC and IBS-C.

        A practical, efficient and cost effective method for producing SP-304 on a commercial scale is currently being investigated in concert with multiple manufacturing contract research organizations (CRO's). At present, the Company has about 500 grams of SP-304, produced under current good manufacturing practices ("cGMP"), which are being used for non-clinical work to support further human clinical trials.

        SP-304 has also undergone pre-clinical animal studies as a treatment for GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Results from his laboratory and from separate CRO's who conducted animal model studies for us showed that SP-304 was efficacious in animal models of ulcerative colitis ("UC"). A second generation GC-C receptor analog, SP-333, is now in pre-clinical development and Synergy plans to file an IND to treat UC patients in 2010.

FINANCIAL OPERATIONS OVERVIEW

        From inception through June 30, 2009, we have sustained cumulative net losses of $34,766,504, resulting primarily from acquired in-process research and development valued at $28,156,503 which was expensed upon the acquisition of Synergy on July 14, 2008. From inception through June 30, 2009, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our

Annual Report on Form 10-K as of and for years ended December 31, 2008 and 2007, filed with the SEC on April 15, 2009. There have been no changes to our critical accounting policies since December 31, 2008.

        We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the uncertainty of factors surrounding the estimates or assumptions used in the preparation of the consolidated financial statements, actual results may vary from these estimates.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2008. There have been no changes in our contractual obligations and commitments during the three and six months ended June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of June 30, 2009.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2009 AND 2008

        As discussed above, on July 14, 2008, Synergy completed the acquisition of Synergy-DE. The acquisition of Synergy-DE was treated as an asset acquisition, since Synergy-DE is a development stage company and does not have the necessary inputs and outputs to meet the definition of a business. The results of operations of Synergy-DE are included in the accompanying consolidated financial statements from July 14, 2008 to June 30, 2009. As a result of the acquisition of Synergy-DE on July 14, 2008, we decided to discontinue our pet food business and accordingly, amounts in the consolidated statements of operations and related notes for all historical periods have been restated to reflect these operations as discontinued.

        We had no revenues during the three months ended June 30, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        For the three months ended June 30, 2009, research and development expenses totaled $1,114,876. These research and development expenses were entirely attributable to continuing the development of our SP-304 product candidate. These expenses included (i) procurement of drug substance, totaling approximately $916,000, to move clinical trials into Phase Ib, (ii) program expenses including analytical testing and clinical trial insurance of approximately $26,000, (iii) scientific and regulatory advisory fees and expenses of approximately $38,000, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $120,000 and (v) patent related legal fees of approximately $15,000. There were no such expenses during the three months ended June 30, 2008 because the SP-304 product was acquired in connection with the July 14, 2008 Exchange Transaction discussed above.

        For the three months ended June 30, 2009, general and administrative expenses were $859,672. These expenses primarily include (i) non-scientific salaries and wages, stock based compensation and related employee benefits of approximately $377,000, (ii) facilities cost of approximately $124,000, (iii) independent public accounting, corporate legal and tax services of approximately $116,000 and (iv) consultants and advisors, including Board of Director fees, of approximately $214,000. Such expenses during the three months ended June 30, 2008 were exclusively devoted to our pet food business which was discontinued on July 14, 2008 and reported as $24,686 "loss from discontinued operations" in the accompanying financial statements.

        Net loss for the three months ended June 30, 2009 was $1,974,534 compared to a net loss (from discontinued operations) of $24,686 incurred for the three months ended June 30, 2008.

  SIX MONTHS ENDED JUNE 30, 2009 AND 2008

        We had no revenues during the six months ended June 30, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        For the six months ended June 30, 2009, research and development expenses totaled $1,448,023. These research and development expenses were entirely attributable to continuing the development of our SP-304 product candidate. These expenses included (i) procurement of drug substance, totaling approximately $916,000, to move clinical trials into Phase Ib, (ii) program expenses including analytical testing and clinical trial insurance of approximately $96,000 (iii) scientific and regulatory advisory fees and expenses of approximately $107,000, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $265,000 and (v) patent related legal fees of approximately $74,000. There were no such expenses during the six months ended June 30, 2008 because the SP-304 product was acquired in connection with the July 14, 2008 Exchange Transaction discussed above.

        For the six months ended June 30, 2009, general and administrative expenses were $1,523,185. These expenses primarily include (i) non-scientific salaries and wages, stock based compensation and related employee benefits of approximately $730,000, (ii) facilities cost of approximately $231,000, (iii) independent public accounting, corporate legal and tax services of approximately $185,000 (iv) consultants and advisors, including Board of Director fees, of approximately $319,000 and (v) travel of approximately $58,000. Such expenses during the six months ended June 30, 2008 were exclusively devoted to our pet food business which was discontinued on July 14, 2008 and reported as $31,560 "loss from discontinued operations" in the accompanying financial statements.

        Net loss for the six months ended June 30, 2009 was $2,971,063 compared to a net loss (from discontinued operations) of $31,560 incurred for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2009 we had $3,459,937 in cash and cash equivalents, compared to $216,007 as of December 31, 2008. Net cash used in operating activities was $1,607,683 for the six months ended June 30, 2009. During the six months ended June 30, 2009, we incurred net losses from continuing operations of $2,971,063. To date, our sources of cash have been primarily limited to private placements of common stock. Net cash provided by financing activities for the six months ended June 30, 2009 was $4,980,573. As of June 30, 2009 we had a working capital of $1,192,891 as compared to a working capital deficit of $1,171,893 as December 31, 2008.

        During the six months ended June 30, 2009 Synergy sold 7,340,715 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $5,138,500. On July 2, 2009, we sold 1,870,000 shares of common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds $1,309,000. On July 6, 2009, we sold an additional 921,429 shares of common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds $645,000. We paid an aggregate $235,000 to selling agents in connection with certain of these private placements.

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

        Our condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2009, we had no money market balances.

ITEM 4.T.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of June 30, 2009 we are planning to remediate the material weaknesses which existed at December 31, 2008 by adding financial staff resources to our accounting and finance department when funding becomes available. Management believes this will substantially reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of these newly implemented internal controls over financial reporting.

        Other than described above there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2009.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On June 26, 2009 and July 2, 2009, we closed a private placement of 5,729,286 and 1,870,000 shares of common stock, respectively, to certain investors at a per share price of $0.70 for aggregate gross proceeds of $5,319,500 pursuant to a Securities Purchase Agreement dated as of June 26, 2009 and July 2, 2009, respectively (the "June/July Placement"). On July 6, 2009, we sold an additional 921,429 shares of common stock, to certain investors at a per share price of $0.70 for aggregate gross proceeds $645,000. We paid an aggregate $235,000 to selling agents in connection with the June/July Placement.

        All such shares were sold in reliance on Section 4(2) of the Securities Act of 1933 for transactions by us not involving a public offering.

ITEM 6.    EXHIBITS

        (a)   Exhibits

10.1	Form of Securities Purchase Agreement
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC. (Registrant)
Date: August 14, 2009	By:	/s/ GARY S. JACOB Gary S. Jacob President and Chief Executive Officer
Date: August 14, 2009	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance