Form 10-K
period 2009-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2010-03-15
CIK 1347613

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $215,194,087 on June 30, 2009

         As of March 12, 2010 the registrant had 88,423,359 shares of Common Stock outstanding.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-K

PART I

        This Report on Form 10-K for Synergy Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

GENERAL

        We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead drug candidate is SP-304, a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurrent abdominal pain and/or discomfort associated with chronic constipation.

        In December 2008, we completed a Phase 1 clinical trial of SP-304 which showed that SP-304 was well tolerated at all doses studied (0.1 mg to 48.6 mg) and exhibited gastrointestinal pharmacodynamic activity in healthy volunteers with no detectable systemic absorption of SP-304 in the blood. The data obtained from this trial supported advancing SP-304 for further clinical studies in patients with CC and IBS-C. In February, 2010, a Phase 2a 14-day, repeated-oral-dose trial of SP-304 in CC patients opened for enrollment and is currently actively recruiting patients.

        SP-304 is an analog of uroguanylin, a natural GI hormone secreted in the gut, which is a key regulator of intestinal function. Uroguanylin works by activating GC-C receptors on intestinal cells. The GC-C receptor promotes fluid and ion transport in the GI tract. Under normal conditions, the receptor is activated by the natural hormones uroguanylin and guanylin. Activation of the receptor leads to the transport of chloride and bicarbonate into the intestinal lumen, and water is carried with these ions into the lumen of the intestine, thereby softening stool, and producing other pharmacologic, beneficial effects that could potentially benefit patients with CC and IBS-C.

        SP-304 has been demonstrated to surpass uroguanylin in its biological activity, protease stability and pH characteristics. SP-304 acts in an identical manner as the natural hormone—as an agonist (i.e. activator) of the GC-C receptor found on the epithelial cells of the colon. Upon activation, the GC-C receptor promotes intracellular synthesis of cyclic guanosine monophosphate which in turn activates the cystic fibrosis transmembrane conductance regulator, or CFTR, within the epithelial cells. Activation of CFTR leads to secretion of salts and water into the intestine, resulting in a more liquid and watery intestine content that is more easily transported through the bowel. Recent animal studies performed with SP-304 have demonstrated the drug's potential to enhance intestinal motility.

Overview

        The gastrointestinal tract has many roles in human physiology, including the intake, breakdown and absorption of vital nutrients and fluids as well as the elimination of waste. In healthy individuals, waste is formed into stools and eliminated by the process of bowel movements. Bowel movements in healthy individuals cause minimal pain or discomfort and occur at various frequencies ranging from three times daily to three times weekly. IBS-C and CC are functional gastrointestinal disorders that afflict millions of sufferers worldwide. IBS-C is characterized by frequent and recurrent abdominal pain and/or discomfort and constipation symptoms (e.g. infrequent bowel movements, hard/lumpy stools, straining during defecation). CC is primarily characterized by constipation symptoms, but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. Available treatment options primarily improve constipation, leading healthcare providers to diagnose and manage IBS-C and CC based on stool frequency. However, patients view these conditions as multi-symptom disorders, and while laxatives can be effective at relieving constipation symptoms, they do not necessarily improve abdominal pain, discomfort or bloating, and can often exacerbate these symptoms. This disconnect between patients and physicians, amplified by patients' embarrassment to discuss all of their gastrointestinal symptoms, often delays diagnosis and may compromise treatment, possibly causing additional suffering and disruption to patients' daily activities.

Proposed Products

  SP-304 to treat GI disorders

        We are currently developing SP-304, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. SP-304 is an agonist of GC-C. The endogenous agonists of GC-C receptor are uroguanylin and guanylin, which were discovered as natriuretic hormones based on their structural similarity to bacterial enterotoxin, the peptide secreted by pathogenic Escherichia coli (E.coli) bacteria responsible for traveler's diarrhea.

        SP-304 is a new member of a novel class of non-systemic drugs for treatment of CC, IBS-C and other GI disorders and diseases. SP-304 was developed by our scientists based on structure-function studies performed in-house. SP-304 is an analog of uroguanylin, a natural peptide hormone produced in the gut that is a key regulator of intestinal function. Uroguanylin works by activating the GC-C receptor on intestinal cells which promotes fluid and ion transport in the GI tract. Under normal conditions, this receptor is activated by the natural hormone uroguanylin and/or by a similar natural hormone guanylin.

  Preclinical Studies on SP-304

        SP-304 has been demonstrated to surpass uroguanylin in its biological activity, protease stability and pH characteristics. SP-304 acts in an identical manner as the natural hormone—as an agonist (i.e. activator) of the GC-C receptor found on the epithelial cells of the colon. Upon activation, the GC-C receptor promotes intracellular synthesis which in turn eventually activates the CFTR within the epithelial cells. Activation of CFTR leads to secretion of salts and water into the intestine, resulting in a liquid and watery intestine content that is more easily transported through the bowel.

        Water secretion into the lumen of intestine is essential for normal bowel movement. In addition, water secretion in lumen is essential for uniform coating of mucin, which protects gastric mucosa from mechanical damage and from the harmful effects of acidity in the GI tract. A balance must be maintained between the pathway that controls mucin secretion and the pathway that controls water secretion. To demonstrate the potential therapeutic utility of SP-304 in treatment of CC and IBS-C, we conducted and/or sponsored several in vitro studies in T84 cells and in vivo studies in preclinical animal models. In these animal studies, oral administration of SP-304 promoted intestinal secretion of fluid, thereby softening stool, and producing other pharmacologic effects that could potentially benefit patients with CC and IBS-C. Thus, one of the major physiological functions of uroguanylin and guanylin is the regulation of fluid and electrolyte transport in the lumen of the GI tract by a cGMP-mediated mechanism. Therefore, agonists of GC-C might be physiologically involved in normal bowel movement and be useful in patients suffering from CC and IBS-C. Importantly, the animal model and non-clinical safety pharmacology and toxicology studies also indicated potential therapeutic activity of SP-304 as an oral and safe drug candidate.

  Clinical Studies of SP-304

        On June 4, 2008, we initiated a Phase 1 clinical trial of SP-304 in volunteers. This first study was a double-blind, placebo-controlled, randomized single, oral, ascending-dose trial performed in 71 healthy male and female volunteers. The primary objective of the clinical trial was to characterize the safety, tolerability, pharmacokinetic and pharmacodynamic effects of the drug in healthy volunteers.

        On December 9, 2008, we announced the completion of the Phase 1 clinical trial of SP-304 in healthy volunteers. Cohorts of volunteers were administered a single, oral dose of SP-304—ranging in dose from 0.1, 0.3, 0.9, 2.7, 5.4, 8.1, 16.2, 24.3 and 48.6 mg, respectively—or given a matching placebo dose. No detectable SP-304 was observed in the plasma of any subject administered SP-304 throughout the range from 0.1-48.6 mg. Pharmacodynamic effects of SP-304 related to the frequency and consistency of bowel movements after SP-304 administration were studied, and trends were observed related to greater increases in the number of bowel movements and looser stools for SP-304 in comparison to placebo. These findings suggested a positive pharmacodynamic effect for SP-304 administration compared to placebo.

        Overall, SP-304 was safe and well tolerated throughout the single-dose range from 0.1-48.6 mg. A maximum tolerated dose, or MTD, was not established in this study based on the protocol definition. Although the final dose level tested in this study (48.6 mg SP-304) did not result in adverse events rising to the level of an MTD, the study was stopped because further dose escalation and exposure of additional subjects was not warranted based on the development plans for SP-304.

  SP-333 to treat Ulcerative Colitis

        A second generation GC-C receptor agonist, SP-333, is now in pre-clinical development to treat gastrointestinal inflammatory diseases such as UC. We plan to file an IND for SP-333 to treat UC in the fourth quarter of 2010. We previously showed that GC-C receptor agonists are efficacious in animal models of UC. In addition, we evaluated GC-C receptor agonists in two different animal models of UC, demonstrating that oral treatment of GC-C receptor agonists were effective in ameliorating GI inflammation in mouse models of experimental colitis. GC-C receptor agonists appear to produce anti-inflammatory activity via a novel cGMP-mediated mechanism that downregulates pro-inflammatory cytokines.

Development Plan

        Our plan of operations for the next twelve months is to focus primarily on the clinical trial development of SP-304 to treat CC, and SP-333 to treat UC.

        In February, 2010, a Phase 2a 14-day, repeated-oral-dose trial of SP-304 in CC patients opened for enrollment and is currently actively recruiting patients. We expect to obtain meaningful topline data from this trial in 2010, and use those data to establish doses for follow-up Phase 2b clinical trials in CC and IBS-C. Our plan is to begin a Phase 2b 28-day repeated-oral-dose, placebo-controlled trial in

SP-304 in CC patients in early 2011 and a Phase 2b 90-day repeated-oral-dose, placebo-controlled trial of SP-304 in IBS-C patients in the second quarter of 2011.

        We also plan to initiate a Phase 1clinical trial of SP-333 in volunteers in the fourth quarter of 2010. We expect to follow this trial in 2011 with a Phase 1b single-dose trial in UC patients to evaluate safety and pharmacokinetics of orally administered SP-333 in UC patients.

Manufacturing of our Product Candidates

        We do not have manufacturing capabilities. We currently use contract manufacturers for the manufacturing of SP-304, SP-333 and our other product candidates. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture SP-304, SP-333 and any future products that we may develop or acquire. We are in the process of seeking long-term commercial supply contracts with active pharmaceutical ingredient manufacturers, and we anticipate that we will be able to negotiate these third-party agreements on commercially reasonable terms. We are in the process of working with third-party manufacturers to develop the ability to produce SP-304 in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our future commercial needs. It is a fundamental part of our commercial strategy to maintain two or more active pharmaceutical ingredient suppliers to ensure continuity in our supply chain.

        At present we have 1.5 kg of SP-304 in production under GMP conditions that will be used for non-clinical work to support further human studies. We also have sufficient supplies of GMP-grade SP-304 for our Phase 2 clinical trials in CC. Additionally, we have over 400 grams of non-GMP SP-333 available to support the non-clinical work needed for filing an IND on SP-333 in the third quarter of 2010. Manufacturing of GMP-scale SP-333 is currently underway. This material is needed for the clinical trial of SP-333 in healthy volunteers scheduled to begin in 2010.

Government Regulation

        In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

  FDA Approval Process

        We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted an NDA to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

  •
  preclinical laboratory tests and animal tests conducted in compliance with FDA's good laboratory practice requirements;

  •
  development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current good manufacturing practices, or GMP;

  •
  the submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its specific intended use(s);

  •
  the submission to the FDA of an NDA; and

  •
  FDA review and approval of the NDA.

        Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trials. In such a case, we must work with the FDA to resolve any outstanding concerns before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board's requirements or may impose other conditions.

        Clinical trials involve the administration of the product candidate to humans under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are typically conducted in three sequential phases, though the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance and pharmacologic action, as well as to understand how the drug is taken up by and distributed within the body. Phase 2 usually involves studies in a limited patient population (individuals with the disease under study) to:

  •
  evaluate preliminarily the efficacy of the drug for specific, targeted conditions;

  •
  determine dosage tolerance and appropriate dosage as well as other important information about how to design larger Phase 3 trials; and

  •
  identify possible adverse effects and safety risks.

        Phase 3 trials generally further evaluate clinical efficacy and test for safety within an expanded patient population. The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidance.

        The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. We may also suspend clinical trials at any time on various grounds.

        The results of the preclinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the drug. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the FDA will "file" the application and begin review. The FDA may "refuse to file" the NDA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the NDA when it contains the missing information and data. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within 10 months. The review process, however, may be extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, or submission of a risk evaluation and mitigation strategy. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

Other Regulatory Requirements

        After approval, drug products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

        We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

        With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

        Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

        Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state.

Competition

        The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies focusing on GI such as Ironwood Pharmaceuticals, Inc., Forest Laboratories, Inc., Takeda Pharmaceuticals America, Inc., Sucampo Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Movetis NV. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

Research and Development Expenses

        Research and development expenses consist primarily of costs associated with (i) clinical development team salaries and staff costs, (ii) application and filing for regulatory approval of our proposed products, (iii) regulatory and scientific consulting fees, (iv) clinical and patient costs for product candidates in on-going trials, (v) sponsored pre-clinical research, (vi) legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products and (vii) clinical drug substance. We expense all research and development costs as they are incurred and we expect our research and development expenses to increase significantly in the future as we develop our product candidates. Research and development expenses were $4,257,285 for the twelve months ended December 31, 2009, compared to $1,909,226 and $0 for the twelve months ended December 31, 2008 and 2007, respectively.

Patents and Proprietary Rights

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business. As of March 12, 2010, we own one issued United States patent and three issued foreign patents. We have seven pending United States patent applications and seventeen pending foreign patent applications. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Our United States composition-of-matter and use patent on SP-304 was issued on May 9, 2006.

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

Employees

        As of March 12, 2010, we had 6 full-time and 3 part-time employees. We believe our employee relations are satisfactory.

Our Website

        Our website address is www.synergypharma.com; Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business

We are at an early stage of development as a company, currently have no source of revenue and may never become profitable.

        We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

  •
  demonstration in Phase 2a, Phase 2b and Phase 3 clinical trials that our product candidate, SP-304 for the treatment of GI disorders, is safe and effective;

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

        Our consolidated financial statements as of December 31, 2009 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

        To date, we have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

        As of December 31, 2009 and 2008 we had an accumulated deficit of $39,920,541 and $31,795,441, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of SP-304 for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

  •
  continue development of other product candidates, including SP-333;

  •
  finance our general and administrative expenses;

  •
  prepare regulatory approval applications and seek approvals for SP-304 and other product candidates, including SP-333;

  •
  license or acquire additional technologies;

  •
  launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

  •
  develop and implement sales, marketing and distribution capabilities.

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

  •
  the costs of establishing sales, marketing and distribution capabilities;

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

        We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

  •
  seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

  •
  relinquish license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

We are largely dependent on the success of our lead product candidate, SP-304, and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

        We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we receive approval of a new drug application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one lead product candidate, SP-304 for the treatment of GI disorders, and the success of our business currently depends on its successful development and commercialization. This product candidate has not completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for this product candidate.

        The clinical development program for SP-304 may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or similar foreign regulatory authorities because our clinical trials fail to demonstrate to their satisfaction that this product candidate is safe and effective. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure or delay in completing clinical trials or obtaining regulatory approval for SP-304 in a timely manner would have a material and adverse impact on our business and our stock price.

We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely impact our business.

        Any names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our quarterly operating results may fluctuate significantly.

        We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

  •
  variations in the level of expenses related to our development programs;

  •
  addition or termination of clinical trials;

  •
  any intellectual property infringement lawsuit in which we may become involved;

  •
  regulatory developments affecting our product candidates;

  •
  our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

  •
  if SP-304 receives regulatory approval, the level of underlying demand for that product and wholesalers' buying patterns.

        If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.

A majority of our common stock is owned by a single stockholder, and it may therefore by able to control our management and affairs.

        Callisto Pharmaceuticals, Inc. currently owns approximately 50.4% of our outstanding common stock. Therefore, Callisto Pharmaceuticals will be able to elect all of our directors and maintain control of our board of directors and our operations. It should also be noted that for the most part, authorization to modify our Articles of Incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated By- Laws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.

        Several of our executive officers and directors are also officers and/or directors of our principal stockholder, Callisto Pharmaceuticals, and certain of such executive officers and directors are, in turn, the principal stockholders of Callisto Pharmaceuticals. Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company's management, audit committee, compensation committee, nominating committee and other applicable board committees which will oversee questions of possible conflicts of interest and compensation, notwithstanding an effort to appoint independent directors that do not have these inherent conflicts. In addition, as a matter of practicality, efficiency and appropriate accounting, the costs of certain service (including salaries of executive officers) are allocated, which creates inter-company obligations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

        In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

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

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

        As a developer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include:

  •
  the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

  •
  the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

        If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

        We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize GI drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

        If approved and commercialized, SP-304 will compete with one existing prescription therapy for the treatment of CC and IBS-C, Amitiza. In addition, over-the-counter products are also used to treat certain symptoms of CC and IBS-C. We believe certain companies are developing other products which could compete with SP-304 should they be approved by the FDA. Currently, there are at least two compounds in late stage development. One compound, linoclotide, is being developed by Ironwood Pharmaceuticals, Inc. This compound is being co-developed with Forest Laboratories, Inc. and has completed Phase 3 trials for CC and is expecting to have data from Phase 3 trials for IBS-C in the second half of 2010. Another compound, velusetrag, is being developed by Theravance, Inc. and has completed Phase 2 trials for CC. To our knowledge, other potential competitors are in earlier stages of development. If our potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA, they could limit the demand for SP-304.

        We expect that our ability to compete effectively will depend upon our ability to:

  •
  successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

  •
  maintain a proprietary position for our products and manufacturing processes and other related product technology;

  •
  attract and retain key personnel;

  •
  develop relationships with physicians prescribing these products; and

  •
  build an adequate sales and marketing infrastructure for our product candidates.

        Because we will be competing against significantly larger companies with established track records, we will have to demonstrate to physicians that based on experience, clinical data, side-effect profiles and other factors, our products are preferable to existing GI drugs. If we are unable to compete effectively in the GI drug market and differentiate our products from currently marketed GI drugs, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

        We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product directly to hospitals and other pharmaceutical distribution channels in the United States through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

If the manufacturers upon whom we rely fail to produce SP-304 and our product candidates, including SP-333, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.

        We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. With respect to the manufacturing of SP-304, we are currently pursuing long-term commercial supply agreements with multiple manufacturers. Any curtailment in the availability of SP-304 could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

        We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators must approve these manufacturers' facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

        The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial.

        Each of our contract manufacturers would need to comply with GMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of SP-304 and other product candidates, including SP-333, may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements. We have little control over our manufacturers' compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of SP-304 or other product candidates is compromised due to a manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize SP-304 or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of SP-304 or other product candidates, entail higher costs or result in our being unable to effectively commercialize SP-304 or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

        To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

        We rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the bulk active pharmaceutical ingredients, or API, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the API and finished product for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

        If one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

  •
  Demonstration of efficacy;

  •
  Changes in the standard of care for the targeted indication;

  •
  Relative convenience and ease of administration;

  •
  The prevalence and severity of any adverse side effects;

  •
  Availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

  •
  Pricing and cost effectiveness, which may be subject to regulatory control;

  •
  Effectiveness of our or any of our partners' sales and marketing strategies;

  •
  The product labeling or product insert required by the FDA or regulatory authority in other countries; and

  •
  The availability of adequate third-party insurance coverage or reimbursement.

        If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Guidelines and recommendations published by various organizations can reduce the use of our products.

        Government agencies promulgate regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed products.

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

  •
  costs of related litigation;

  •
  initiation of investigations by regulators;

  •
  substantial monetary awards to patients or other claimants;

  •
  distraction of management's attention from our primary business;

  •
  product recalls;

  •
  loss of revenue; and

  •
  the inability to commercialize our product candidates.

        We have clinical trial liability insurance with a $5,000,000 aggregate limit for up to 60 patients participating at the same time in our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

        As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

        The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

        In addition, future acquisitions may entail numerous operational and financial risks, including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention to develop acquired products or technologies;

  •
  incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

  •
  higher than expected acquisition and integration costs;

  •
  difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

  •
  increased amortization expenses;

  •
  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

  •
  inability to motivate key employees of any acquired businesses.

        Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

        Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. SP-304 and other product candidates, including SP-333, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

  •
  issue warning letters or untitled letters;

  •
  impose civil or criminal penalties;

  •
  suspend regulatory approval;

  •
  suspend any ongoing clinical trials;

  •
  refuse to approve pending applications or supplements to applications filed by us;

  •
  impose restrictions on operations, including costly new manufacturing requirements; or

  •
  seize or detain products or require us to initiate a product recall.

Even if our product candidates receive regulatory approval in the U.S., we may never receive approval to commercialize them outside of the U.S.

        In the future, we or our collaborators, if any, may seek to commercialize SP-304 and/or other product candidates, including SP-333, in foreign countries outside of the United States. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that SP-304 or other product candidates may not be approved for all indications requested, which could limit the uses of SP-304 or other product candidates and have an adverse effect on our products' commercial potential or require costly post-marketing studies.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

        We have agreements with third-party contract research organizations, or CROs, to provide monitors and to manage data for our clinical programs. We and our CROs are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, Ph.D., our President and Chief Executive Officer and Kunwar Shailubhai, Ph.D., our Chief Scientific Officer. The loss of services of Dr. Jacob or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

        We are a small company with 6 full-time and 3 part-time employees as of March 12, 2010. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs.

Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

  •
  manage development efforts effectively;

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

Healthcare reform measures could hinder or prevent our product candidates' commercial success.

        The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

        New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the U.S., new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the U.S., changes in federal health care policy are being considered by Congress this year. Some of these proposed reforms could result in reduced reimbursement rates for our product candidates, which would adversely affect our business strategy, operations and financial results.

        In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. This legislation could decrease the coverage and price that we may receive for our proposed products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our proposed products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

        In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

Our ability to use our net operating loss carryforwards may be subject to limitation.

        Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company's ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2009, we had net operating loss carryforwards aggregating approximately $30 million. We have determined that an ownership change occurred pursuant to Section 382 of the Internal Revenue Code. As a result of this ownership change, our ability to utilize our net operating loss carryforward is limited.

Risks Related to Our Intellectual Property

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

        As of March 12, 2010, we own one issued United States patent and three issued foreign patents. We have seven pending United States patent applications and seventeen pending foreign patent applications. We may file additional patent applications and extensions. Our issued patents and patent applications primarily deal with composition of matter and use related to SP-304; and composition-of-matter and use of other analogs of the class of GC-C receptor agonists.

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

  •
  we might not have been the first to make the inventions covered by our pending patent applications;

  •
  we might not have been the first to file patent applications for these inventions;

  •
  others may independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  it is possible that our pending patent applications will not result in issued patents;

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

        Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office, or the PTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

        Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We have not yet registered trademarks for SP-304 in our potential markets, and failure to secure those registrations could adversely affect our ability to market our product candidate and our business.

        We have not yet registered trademarks for SP-304 in any jurisdiction. Our trademark applications in the U.S., when filed, and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Failure to secure such trademark registrations in the U.S. and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

        Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Securities Markets and Investment in Our Common Stock

There is no existing active trading market for our common stock.

        Our common stock is quoted on the OTC Bulletin Board under the symbol "SGYP." There is no active trading market for any of our securities. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The market price of the common stock may be volatile and adversely affected by several factors.

        The market price of our common stock could fluctuate significantly in response to various factors and events, including:

  •
  our ability to integrate operations, technology, products and services;

  •
  our ability to execute our business plan;

  •
  operating results below expectations;

  •
  our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  loss of any strategic relationship;

  •
  industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy the material weaknesses identified as of December 31, 2009 could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintain adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management identified five material weaknesses in our internal control over financial reporting as of December 31, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of December 31, 2009 consisted of:

  •
  Ineffective control environment;

  •
  Ineffective monitoring of internal control over financial reporting;

  •
  Ineffective controls over period end financial close and reporting;

  •
  Ineffective controls to ensure the correct application of GAAP related to equity transactions;

  •
  Ineffective controls to adequately segregate the duties over cash management.

        As a result of these material weaknesses, our management concluded as of December 31, 2009 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        We have begun to implement and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we gain a listing on a national stock exchange, our common stock could be delisted from that exchange. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that is required to be included in our annual report on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

        If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Approximately 21,203,000 shares of our common stock are subject to lock-up agreements with us that expire on August 15, 2010. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

  None

ITEM 2.    PROPERTIES.

        Our corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY. This facility is provided to us under a space sharing arrangement with Callisto Pharmaceuticals, our majority stockholder. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2010. We also occupy a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2010.

ITEM 3.    LEGAL PROCEEDINGS.

        On December 22, 2009, we through our subsidiary, Synergy Advanced Pharmaceuticals, Inc., filed a complaint in the Supreme Court of the State of New York against Capebio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain non-disclosure provisions and non-compete provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits. In addition, we are requesting an assignment of all patents and other intellectual property rights defendants currently hold relating to any inventions obtained in breach of the agreements as well as compensatory, consequential and punitive damages.

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Market Prices

        Our common stock has been quoted on the Over the Counter Bulletin Board under the symbol "SGYP.OB" since August 11, 2008, prior to which date our securities were not traded on any public market. The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board since that date.

	High	Low
Year ended December 31, 2008
Third quarter (since August 11, 2008)	$0.95	$0.75
Fourth quarter	$2.48	$0.99
Year ended December 31, 2009
First quarter	$2.65	$2.55
Second quarter	$2.95	$2.62
Third quarter	$3.08	$2.95
Fourth quarter	$5.60	$3.06
Year ending December 31, 2010
First quarter (through March 12, 2010)	$7.20	$5.60

Holders of Common Stock

        As of March 12, 2010, we had 75 holders of record of our common stock.

Dividends

        Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2009.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	4,214,016	$0.30	3,285,984
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	4,214,016	$0.30	3,285,984

        As of December 31, 2009 there were 4,214,016 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and no options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 2,285,984 stock options available for future issuance under the Plan and 1,000,000 stock options available for future issuance under the Directors Plan. On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2009 and 2008, as well as consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future. We had no operations for the year ended December 31, 2005.

	Year ended December 31,
Consolidated Statement of Operations Data:	2009	2008	2007	2006
	(in thousands except for weighted average shares)
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	4,257	1,909	—
Purchased in-process research and development	—	28,157	—
General and administrative	3,943	1,663	—

Loss from Operations	(8,200)	(31,729)	—
Interest and investment income	75	5	—

Loss from Continuing Operations	(8,125)	(31,724)	—
Net Loss from Discontinued Operations		(32)	(20)	(20)

Net Loss	(8,125)	(31,756)	(20)	(20)

Net Loss per common share, basic and diluted	(0.11)	(0.27)	—	—
Weighted Average Common Shares Outstanding	73,281,327	73,281,327	165,081,215	165,081,215

	December 31,
Consolidated Balance Sheet Data:	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	7,153	216	2	2
Working capital	6,487	(1,172)	(14)	(3)
Total assets	9,211	922	4	5
Total stockholder's equity	7,484	(1,156)	(11)	—

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

FINANCIAL OPERATIONS OVERVIEW

        From inception through December 31, 2009, we have sustained cumulative net losses available to common stockholders of $ 39,920,541. From inception through December 31, 2009, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

HISTORY

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

        Immediately following the Exchange Transaction Synergy discontinued its pet food business and is now exclusively focused on the development of drugs to treat GI disorders and diseases. Synergy acquired the GI drugs and related technology in connection with the Exchange Transaction.

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

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC Topic 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2009 stock-based compensation expense has totaled $1,434,445.

        ASC Topic 718 "Compensation—Stock Compensation" requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. We did not issue stock options until the year ended December 31, 2008.

        Upon adoption of ASC Topic 718 "Compensation—Stock Compensation", we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility and option term were based on the historical volatility of similar public entities. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

RESULTS OF OPERATIONS

        On July 14, 2008, we completed the acquisition of Synergy-DE. The results of operations of Synergy-DE are included in the accompanying consolidated financial statements from July 14, 2008. As a result of the acquisition of Synergy-DE on July 14, 2008, we decided to discontinue our pet food business and accordingly, amounts in the consolidated statements of operations and related notes for all historical periods have been restated to reflect these operations as discontinued. Pet food business net loss for the six months ended June 30, 2008, pre-acquisition of Synergy-DE, totaled $31,560. As a result of this mid year 2008 acquisition the comparative results discussed below for continuing operations are for the twelve months ended December 31, 2009 as compared to the period of approximately 5.5 months from July 14, 2008 to December 31, 2008.

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

        We had no revenues during the twelve months ended December 31, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        For the twelve months ended December 31, 2009, research and development expenses totaled $ 4,257,285 as compared to $1,909,226 during the twelve months ended December 31, 2008. This increase in research and development expenses was entirely attributable to continuing the development of our SP-304 product candidate for the full 12 months ended December 31, 2009 as compared to the 5.5 months ended December 31, 2008. These expenses included (i) procurement of drug substance, totaling approximately $910,000 to move our clinical trials into Phase II, as compared to $523,470 during the 5.5 months ended December 31, 2008, (ii) program expenses including animal studies, analytical testing and clinical trial insurance of approximately $1,956,000, as compared to $540,312 during the 5.5 months ended December 31, 2008, (iii) scientific and regulatory advisory fees and expenses of approximately $224,000, as compared to $261,808 during the 5.5 months ended December 31, 2008, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $643,000, as compared to $276,124 during the 5.5 months ended December 31, 2008, and (v) patent related legal fees of approximately $523,000, as compared to $137,112 during the 5.5 months ended December 31, 2008.

        The fair value of the 45,464,760 shares issued in connection with the Exchange Transaction, totaled $27,278,855 on July 14, 2008, based on a per share value of $0.60, which was the per share price of our 5,000,000 common shares sold in a private placement on that date. In addition, the net assets and liabilities of Synergy-DE, primarily cash and accounts payable, were stated at their fair value, which totaled net liabilities acquired of $877,647. The total remaining consideration was allocated to research and development projects which had not yet reached technological feasibility and, having no alternative use, this total amount of $28,156,502 was charged to purchased in-process research and development expense during the 5.5 months ended December 31, 2008. There were no such expenses during the twelve months ended December 31, 2009. In addition, the purchase of all the assets and liabilities of Synergy-DE was treated as an asset acquisition.

        For the twelve months ended December 31, 2009, general and administrative expenses were $3,942,738, as compared to $1,662,885 during the 5.5 months ended December 31, 2008. These expenses primarily include (i) non-scientific salaries and wages, stock based compensation and related employee benefits of approximately $1,697,000, as compared to $718,000 during the 5.5 months ended December 31, 2008. (ii) facilities cost of approximately $707,000 as compared to $277,953 during the 5.5 months ended December 31, 2008. (iii) Independent public accounting, corporate legal and tax services of approximately $436,000, as compared to $344,224 during the 5.5 months ended December 31, 2008, (iv) consultants and advisors of approximately $963,000, as compared to $253,754 during the 5.5 months ended December 31, 2008 and (v) travel of approximately $138,000, as compared to $64,494 during the 5.5 months ended December 31, 2008.

        Net loss for the twelve months ended December 31, 2009 was $8,125,100 compared to a net loss of $ 31,755,180 incurred for the twelve months ended December 31, 2008 for the reasons discussed above. In addition we had higher interest income of $74,923 on higher cash balances during the twelve months ended December 31, 2009, as compared to $4,993 for the twelve months ended December 31, 2008.

YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

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

        In addition to purchased in-process research and development ("IPR&D"), we acquired four full time employees and a patent related to the technologies acquired. There were no other intangible assets acquired which required allocation of the purchase price. We did not assign a value to the acquired employees as all continuing research and development was being performed under the supervision of Callisto employees, nor to the patent since the technology was still in an early stage. Therefore, the full purchase price accordingly was allocated to purchased IPR&D and there was no value assigned to goodwill. The value of the IPR&D was based on the fair value of the consideration given which was the value most reliably measurable.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009 we had $7,152,568 in cash and cash equivalents, compared to $216,007 as of December 31, 2008. Net cash used in operating activities was $8,491,318 for the twelve months ended December 31, 2009 as compared to $1,878,744 during the twelve months ended December 31, 2008. Net cash provided by financing activities for the twelve months ended December 31, 2009 was $15,710,098, principally the net result of the private placement of 22,814,425 shares of our common stock at $0.70 per share during the twelve months ended December 31, 2009, net of $260,002 of selling agent fees and other cost of capital.

        As of December 31, 2009 we had working capital of $ 6,487,466, as compared to a working capital deficit of $1,171,893 on December 31, 2008.

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

        Our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2009, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$375,656	$241,821	$133,835	$—	$—
Purchase obligations—principally employment and consulting services	2,409,750	803,250	1,606,500	—	—
Purchase Obligations—Major Vendors	1,666,578	1,666,578

Total obligations	$4,451,984	$2,711,649	$1,740,335	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

        In June 2009, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105), by the Codification which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the single source of authoritative GAAP. All existing accounting standards in effect prior to the Codification were superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and did not impact our financial statements. Beginning with the financial statements and the notes thereto included in this quarterly report, all references to authoritative accounting literature (including references related to periods prior to the establishment of the Codification) will be referenced in accordance with the Codification.

        In May 2009, the FASB issued guidance within ASC Topic 855, "Subsequent Events," amended by ASU 2010-09, relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company's financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.

        In April 2009, the FASB issued guidance within ASC Topic 825, "Financial Instruments—Overall," concerning interim disclosures about fair value instruments. This guidance requires that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of this guidance are effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements

        In October 2008, the FASB issued FASB Staff Position within ASC Topic 820, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("ASC Topic 820"). This guidance applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of in determining the fair values of assets or liabilities in a market that is not active. This guidance is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB ratified the consensus reached on guidance within ASC Topic 815. , Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("ASC Topic 815"). This guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities . ASC Topic 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flow.

        In February 2008, the FASB issued ASC Topic 820, Partial Deferral of the Effective Date of Statement 157, ("ASC Topic 820"). This guidance delays the effective date of Fair Value Measurements ("ASC Topic 820") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flow.

        In December 2007, the FASB ratified ASC Topic 808, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("ASC Topic 808"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. Asc Topic 808 is effective for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flow.

        In December 2007, the FASB issued ASC Topic 805, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flow.

        In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Asc Topic 860("Asc Topic 810"). This guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flow.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("ASC Topic 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards within ASC Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to ASC Topic 320 ("ASC Topic 320"). The fair value option established by ASC Topic 825 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected, in earnings at each subsequent reporting date. We adopted ASC Topic 825 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows as we did not elect this fair value option on any financial assets or liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 2009 and 2008, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in a money market fund managed by a money center bank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from November 15, 2005 (inception) to December 31, 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

a)
Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)
Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

        (1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (5) below. Our control environment was ineffective because of the following material weaknesses:

          (a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in a material post closing adjustment which has been reflected in the financial statements for the year ended December 31, 2009. This adjustment caused changes in current assets, stockholders' equity, and expenses, specifically in prepaid expenses and drug substance expense which were not originally recorded in accordance with ASC Topic 730-10-55 Research and Development.

          (b)   We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

        The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, accounting for stock compensation and equity transactions described in items (2) to (5) below.

        (2)   Monitoring of internal control over financial reporting—We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

          (a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

          (b)   We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

        Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (5) below.

        (3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

          (a)   We did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

          (b)   We did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

          (c)   We did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

        (4)   Equity Transactions—We did not establish and maintain effective controls to ensure the correct application of GAAP related to equity transactions. Specifically, we did not adequately review private placement agreements to identify potential derivative instruments.

        (5)   Cash management—We did not establish and maintain effective controls to adequately segregate the duties over cash management. Specifically, effective controls were not designed to prevent the misappropriation of cash.

        BDO Seidman LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2009. This report appears below.

c)
Changes in Internal Control Over Financial Reporting

        As previously reported in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008 we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2008. Those material weaknesses included the following:

  •
  Inadequate number of accounting, tax and finance professionals to perform adequate supervisory reviews and monitoring activities over financial reporting matters and controls and

  •
  Insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring and review controls particularly in situations where transactions were complex or non-routine or required specific application of appropriate GAAP.

        During the quarter ended December 31, 2009, no changes other than those in conjunction with certain remediation efforts described below, were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

d)
Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. Prior to the filing of this Annual Report on Form 10-K, we hired a controller who will:

  •
  Prepare annual and quarterly consolidated financial statements

  •
  Prepare annual and quarterly account reconciliations

  •
  Prepare annual and quarterly journal entries

        This hire will allow for proper segregation of duties within our financial department. We are also considering the use of an independent GAAP advisor. While we expect these remedial actions to be essentially implemented in calendar year 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures during calendar year 2010 and possibly into calendar year 2011.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of December 31, 2009 could result in material misstatements in our financial statements" in Part I of this Form 10-K.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.

        We have audited Synergy Pharmaceuticals, Inc. and subsidiaries' (a development stage Company) (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following areas have been identified and included in management's assessment:

  •
  Control environment—The Company did not maintain an effective control environment.

  •
  Monitoring of internal control over financial reporting—The Company did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures.

  •
  Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, the Company did not establish and maintain effective controls over certain of its period-end financial close and reporting processes.

  •
  Equity Transactions—The Company did not establish and maintain effective controls to ensure the correct application of GAAP related to equity transactions.

  •
  Cash management—The Company did not establish and maintain effective controls to adequately segregate the duties over cash management.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009 and this report does not affect our report dated March 15, 2010 on those financial statements.

        Each of the control deficiencies described in items (1) through (5) above could result in a misstatement of the financial statement balances or disclosures that would not be prevented or detected on a timely basis.

        In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of Synergy Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009 and for the period from November 15, 2005 (inception) to December 31, 2009 and the related consolidated statement of stockholder's equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP New York, New York March 15, 2010

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth certain information regarding the directors and executive officers of Synergy Pharmaceuticals, Inc. as of March 12, 2010:

Name	Age	Position
Gary S. Jacob	62	President, Chief Executive Officer and Director
Kunwar Shailubhai	52	Chief Scientific Officer
Bernard F. Denoyer	62	Senior Vice President, Finance, Secretary
Gabriele M. Cerrone	37	Chairman, Director
Melvin K. Spigelman	61	Director
John P. Brancaccio	62	Director
Thomas H. Adams	67	Director
Christopher McGuigan	51	Director
Alan F. Joslyn	51	Director

        Gary S. Jacob, Ph.D. has served as our President, Chief Executive Officer and a Director of the Company since July 2008 and as Chairman of Synergy DE from October 2003 until July 2008. Dr. Jacob currently serves as Chief Executive Officer and a director of Callisto Pharmaceuticals, Inc., a principal stockholder of our company, and a director of TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob's broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board's conclusion that he should serve as a director of our company.

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

        Bernard F. Denoyer, CPA has served as our Senior Vice President, Finance and Secretary since July 2008. Since December 2007, Mr. Denoyer has been Senior Vice President, Finance and Secretary of Callisto Pharmaceuticals, Inc. and from January 2004 to November 2007 Mr. Denoyer has served as Callisto's Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior

Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

        Gabriele M. Cerrone has served as our Chairman of the Board of Directors and a consultant since July 2008. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone co-founded TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company, and served as Co-Chairman from July 2005 until November 2006. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone currently serves as a director of Inhibitex, Inc. and a consultant and a director of TrovaGene, Inc. In addition, Mr. Cerrone is Chairman and a consultant to Callisto Pharmaceuticals, Inc. Mr. Cerrone is the managing partner of Panetta Partners Ltd.; a Colorado limited partnership that is a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone's experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board's conclusion that he should serve as a director of the company.

        Melvin K. Spigelman, M.D. has served as a director of our company since August 2008. Since January 2009, Dr. Spigelman has served as President and CEO and from June 2003 to December 2008 as Director of Research and Development for the Global Alliance for TB Drug Development, a non-profit organization which seeks to accelerate the discovery and development of faster-acting and affordable drugs to fight tuberculosis.. Dr. Spigelman was President of Hudson-Douglas Ltd, a consulting company, from June 2001 to June 2003. From 2000 to 2001, Dr. Spigelman served as a Vice President, Global Clinical Centers at Knoll Pharmaceuticals, a pharmaceutical unit of BASF Pharma, and from 1992 to 2000, Dr. Spigelman was the Vice President of Research and Development at Knoll. Dr. Spigelman has been a director of The Medicines Company since September 2005. Dr. Spigelman received a B.A. in engineering from Brown University and an M.D. from The Mount Sinai School of Medicine. Dr. Spigelman's expertise in drug development and management qualifies him to serve as a director of our company.

        John P. Brancaccio, a retired CPA, has served as a director of our company since July 2008. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of TrovaGene, Inc. (formerly Xenomics, Inc.) and Callisto Pharmaceuticals, Inc. Mr. Brancaccio's chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

        Thomas H. Adams, Ph.D has served as a director of our company since July 2008. Since June 2005, Dr. Adams has served as a director of IRIS International, Inc., a diagnostics company, and as Chief Technology Officer of IRIS since April 2006. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams held management positions at Technicon Instruments and the Hyland Division of Baxter

Travenol. He has significant public-company experience serving as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams currently serves as a director of Xifin, Inc., a private lab billing company and TrovaGene, Inc. (formerly Xenomics, Inc.) Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. Dr. Adam's executive leadership, particularly in the healthcare field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

        Christopher McGuigan, M.Sc., Ph.D. has served as a director of our company since July 2008. Since 1995, Dr. McGuigan has been Professor of Medicinal Chemistry, Welsh School of Pharmacy, Cardiff University, UK. He is also Deputy Pro Vice-Chancellor Cardiff University, with responsibility for research. Dr. McGuigan is immediate past president of the International Society for Antiviral Research. Dr. McGuigan has over 200 publications and 20 patents. Dr. McGuigan has Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. Dr. McGuigan experience in developing new drug agents from discovery to human clinical trials qualifies him to serve as a director of our company.

        Alan F. Joslyn, Ph.D. has served as a director of our company since October 2009. Dr. Joslyn has been the Chief Executive Officer of Edusa Pharmaceuticals, a privately held biotechnology company, since August 2009. From 2007 to 2009, Dr. Joslyn served as President and Chief Executive Officer of Mt. Cook Pharma, and as Senior Vice President of Research & Development at Penwest Pharmaceuticals from 2004 to 2007. From 1995 to 2004, Dr. Joslyn held a number of leadership positions within Johnson & Johnson focusing on development of gastroenterology products including Propulsid®, Motilium®, Aciphex® and prucalopride. Dr. Joslyn received his B.S. in medicinal chemistry, B.A. in biology and Ph.D. in biochemical pharmacology from the State University of New York at Buffalo. Dr. Joslyn's extensive expertise in gastroenterology and product development qualifies Dr. Joslyn to serve as a director of our company.

Board Leadership Structure and Board's Role in Risk Oversight

        Since July 2008, we have separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles has been appropriate for us during that time period, in the view of the board of directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

        As Chairman of the Board, Mr. Cerrone serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the board of directors, committee chairs and management, he presides over meetings of the board of directors. Mr. Cerrone has developed an extensive knowledge of our company, its challenges and opportunities and has a productive working relationship with our senior management team.

        The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. Our primary rationale for separating the positions of Board Chairman and the CEO is the recognition of the time commitments and activities required to function effectively as Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the board of directors to recruit senior executives into the CEO position with skills and experience that meet the board of director's planning for the position who may not have extensive public company board experience.

        The board of directors has three standing committees—Audit, Compensation and Corporate Governance/Nominating. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

        Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of risks the company faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

        The board of directors believes that establishing the right "tone at the top" and that full and open communication between executive management and the board of directors are essential for effective risk management and oversight. Our CEO communicates frequently with members of the board to discuss strategy and challenges facing the company. Senior management usually attends our regular quarterly board meetings and is available to address any questions or concerns raised by the board of directors on risk management-related and any other matters. Each quarter, the board of directors receives presentations from senior management on matters involving our areas of operations.

Director Independence

        Our board of directors has determined that a majority of the board consists of members are currently "independent" as that term is defined under current listing standards of NASDAQ.

Compensation of Directors

        Under the 2009 Directors Stock Option Plan, upon election to the Board, each non-employee and non-consultant director receives a grant of stock options vesting over three years and having an exercise price equal to the fair market value of the common stock on the date of grant.

        Non-employee and non-consultant directors also receive an annual cash fee of $15,000 as well as cash compensation for serving on board committees. Chairpersons of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee receive $10,000, $5,000 and $3,000, respectively and members of such committees receive $7,000 $3,000 and $1,500 respectively.

Audit Committee

        The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

        The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Christopher McGuigan and Melvin K. Spigelman. Our board of directors has determined that each of Mr. Brancaccio, Mr. McGuigan and Mr. Spigelman is "independent" as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee which is available on our website at www.synergypharma.com.

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

        The Compensation Committee currently consists of Thomas H. Adams, chairman of the Compensation Committee, Melvin K. Spigelman and John P. Brancaccio. Our board of directors has determined that all of the members are "independent" under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our web site at www.synergypharma.com.

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

Corporate Governance/Nominating Committee

        The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

        The Corporate Governance/Nominating Committee currently consists of Alan Joslyn, chairman of the Corporate Governance/Nominating Committee, Thomas Adams and Christopher McGuigan. The Board of Directors has determined that all of the members are "independent" under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.synergypharma.com.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Report

        Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

        The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

    Submitted by the Compensation Committee
    Thomas Adams, Chairman
    John Brancaccio
    Melvin K. Spigelman

Compensation Discussion and Analysis

Overview

        We compete with many other biotechnology companies in seeking to attract and retain a skilled work force. To meet this challenge, we have developed our compensation structure to enable our management to make decisions regarding our compensation programs, to manage these programs, and to effectively communicate the goals of these programs to our employees and stockholders.

        Our compensation philosophy is to offer our employees compensation and benefits that are competitive and that meet our goals of attracting, retaining and motivating highly skilled employees so that we can achieve our financial and strategic objectives.

        Utilizing this philosophy, our compensation programs are designed to:

  •
  be "market-based" and reflect the competitive environment for personnel;

  •
  stress our "pay for performance" approach to managing pay levels;

  •
  share risks and rewards with employees at all levels;

  •
  be affordable, within the context of our operating expense model;

  •
  align the interests of our employees with those of our stockholders;

  •
  reflect our values; and

  •
  be fairly and equitably administered.

        In addition, as we administer our compensation programs, we plan to:

  •
  evolve and modify our programs to reflect the competitive environment and our changing business needs;

  •
  focus on simplicity, flexibility and choice wherever possible;

  •
  openly communicate the details of our programs with our employees and managers to ensure that our programs and their goals are understood; and

  •
  provide our managers and employees with the tools they need to administer our compensation programs.

Elements of Our Compensation Program

        As a total rewards package, we design our compensation program to enable us to attract and retain talented personnel. The individual elements of our compensation program serve to satisfy this larger goal in specific ways as described below.

        We design base pay to provide the essential reward for an employee's work, and is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay are provided to recognize an employee's specific performance achievements. Consistent with our compensation philosophy, we implement a "pay for performance" approach that provides higher levels of compensation to individual employees whose results merit greater rewards. Our managers typically make performance assessments throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels.

        We design equity-based compensation, including stock options, to ensure that we have the ability to retain talent over a longer period of time, and to provide optionees with a form of reward that aligns their interests with those of our stockholders. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.

        We also utilize various forms of variable compensation, including cash bonuses that allow us to remain competitive with other companies while providing upside potential to those employees who achieve outstanding results.

        Core benefits, such as our basic health benefits, are designed to provide a stable array of support to employees and their families throughout various stages of their careers, and are provided to all employees regardless of their individual performance levels.

        The four key elements of our compensation structure are:

  •
  base pay;

  •
  variable pay;

  •
  equity-based pay; and

  •
  benefits.

        Consistent with our compensation philosophy, we have structured each element of our rewards package as follows:

  Base Pay

        We create a set of base pay structures that are both affordable and competitive in relation to the market. We continuously monitor base pay levels within the market and make adjustments to our structures as needed. In general, an employee's base pay level should reflect the employee's overall sustained performance level and contribution to our company over time. We seek to structure the base pay for our top performers to be aggressive in relation to the market.

  Variable Pay

        We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.

  Equity-Based Rewards

        We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees' interests with those of our stockholders.

  Benefits Programs

        We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

Determining the Amount of Each Element of Compensation

        Base Pay.    We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. The Compensation Committee considered the scope of and accountability associated with each executive officer's position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2009. With respect to executive officers other than Dr. Jacob, who is discussed below, the Compensation Committee targeted base salaries to be competitive with our peers within the biotechnology industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

        Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

        Variable Pay.    The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer's performance and with input from management determines the amount of variable pay to be awarded within the parameters of the executive officer's agreement with us.

        Equity-Based Pay.    The Compensation Committee may provide our executive officers with long-term incentive awards through grants of stock options. The Compensation Committee is responsible for determining who will receive awards, when awards will be granted, the exercise price of each stock option grant, and the number of shares of our common stock subject to each option. The Compensation Committee considers grants of long-term incentive awards to executive officers each fiscal year. Stock options enhance the link between the creation of stockholder value and long-term executive incentive compensation. Stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. Additionally, stock options maintain a competitive level of total compensation. The Compensation Committee believes that stock options are inherently performance-based and are a form of at-risk compensation, as the optionee does not receive any benefit unless our stock price rises after the date that the option is granted, thus providing direct incentive for future performance. Stock option award levels are determined based on prevailing market practice and market data and vary among participants based on their positions within our company.

        Our stock options typically have annual vesting over a three-year period and a term of ten years, in order to encourage a long-term perspective and to encourage key employees to remain with us. We also use performance based vesting in our option grants. Generally, vesting and exercise rights cease upon termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Timing of Equity Awards

        Only the Compensation Committee may approve stock option grants to our executive officers. Stock options are generally granted at predetermined meetings of the Compensation Committee. On limited occasions, grants may occur upon unanimous written consent of the Compensation Committee, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executive. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Executive Equity Ownership

        We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

        We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Severance and Change in Control Arrangements

        Several of our executives have employment and other agreements which provide for severance payment arrangements and/or acceleration of stock option vesting that would be triggered by an acquisition or other change in control of our company. See "—Employment Agreements and Change of Control Arrangements" below for a description of the severance and change in control arrangements for our named executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions

        In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

        Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under our existing stock plans qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible. Our compensation committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Role of Executives in Executive Compensation Decisions

        Our board of directors and our Compensation Committee generally seek input from our Chief Executive Officer, Gary S. Jacob, when discussing the performance of, and compensation levels for executives other than himself. The Compensation Committee also works with Dr. Jacob and our Senior Vice President, Finance evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Dr. Jacob nor any of our other executives participates in deliberations relating to his or her compensation.

Chief Executive Officer Compensation for Fiscal Year 2009

        On February 1, 2010, Dr. Jacob entered into an Amended and Restated Executive Employment Agreement with us as approved by the Compensation Committee which extended the term under his employment agreement to December 31, 2012. In addition, in the agreement we deleted the bonus provision which provided for a bonus if we engaged in a merger or sale of our company with a minimum value of $150 million, $200 million and $250 million during the first, second and third year of the agreement and replaced it with a bonus of 2.5% of the value of the company if there is a merger or sale of the company and the value of the company at the time of the merger or sale equals or exceeds $400 million. The Compensation Committee believes that the amendments to Dr. Jacob's employment agreement incentivize Dr. Jacob to the maximum extent possible to obtain the highest price possible for shareholders in the event of a sale or merger of our company. In addition, on February 25, 2010, the Compensation Committee approved a 5% increase in base salary for Dr. Jacobs as well as a bonus of $150,000. In addition, the Compensation Committee approved a grant to Dr. Jacob of stock options to purchase 1,800,000 shares of common stock pursuant to the Plan at an exercise price equal to $0.70 per share which is only exercisable upon a change of control of our company. At the same meeting the Compensation Committee approved a set of performance objectives and bonus criteria for Dr. Jacob in 2010 which includes, among other things, performance objectives related to the development of SP-304 and SP-333, recruiting additional members of management and funding

Summary Compensation Table

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2009.

Name & Principal Position(2)	Year	Salary	Bonus	Option and Restricted Stock Awards(1)	Total
Gabriele M. Cerrone	2009	$187,761	—	$—	$187,761
Chairman	2008	63,021	—	697,625	760,646
Gary S. Jacob	2009	243,937	—	—	243,937
President, Chief Executive Officer and Director	2008	98,437	—	710,327	808,764
Bernard Denoyer	2009	125,687	—	—	125,687
Senior Vice President, Principal Financial Officer	2008	41,562	—	76,660	118,222
Kunwar Shailubhai	2009	176,250	—	—	$176,250
Chief Scientific Officer	2008	$117,083	$8,813	$522,038	$647,934

(1)
Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718 as discussed in Item 8. Financial Statements—Note 3 Summary of Significant Accounting Policies and New Accounting Pronouncements.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Restricted Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Stock Options
Gabriele Cerrone	308,354	616,709	(1)	$0.25	July 3, 2018	187,470	$1,049,829
Gary S. Jacob	316,641	633,281	(1)	$0.25	July 3, 2018	187,470	$1,049,829
Bernard F. Denoyer	50,011	100,023	(1)	$0.25	July 3, 2018	—	—
Kunwar Shailubhai	291,684	583,368	(1)	$0.25	July 3, 2018	62,441	$349,670

(1)
The unexercisable options vest ratably on July 3, 2010 and 2011.

(2)
The restricted stock awards vest fully on July 3, 2010.

(3)
The last closing price of our common stock on the OTC Bulletin Board on December 31, 2009 was $5.60 per share.

Director Compensation

        The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Melvin K. Spigelman(2)	$75,833	$103,999	$179,832
John P. Brancaccio(3)	$29,125	$121,332	$150,457
Thomas H. Adams(4)	$24,875	$93,165	$118,040
Christopher McGuigan(5)	$18,625	$97,471	$116,096
Alan Joslyn(6)	$4,500	$13,000	$17,500

(1)
Amounts represent the aggregate grant date fair value for fiscal year 2009 of stock options granted in 2009 under ASC Topic 718 as discussed in Item 8. Financial Statements—Note 3 Summary of Significant Accounting Policies and New Accounting Pronouncements .

(2)
As of December 31, 2009, 324,000 stock options were outstanding, of which 100,000 were exercisable.

(3)
As of December 31, 2009, 228,045 stock options were outstanding, of which 66,682 were exercisable.

(4)
As of December 31, 2009, 221,545 stock options were outstanding, of which 66,682 were exercisable.

(5)
As of December 31, 2009, 222,545 stock options were outstanding, of which 66,682 were exercisable.

(6)
As of December 31, 2009, 53,000 stock options were outstanding, of which none were exercisable.

Employment Agreements and Change in Control Agreements

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $300,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009 On February 25, 2010, the Compensation Committee approved a 5% increase in base salary for Dr. Jacobs as well as a bonus of $150,000. In addition, the Compensation Committee approved a grant to Dr. Jacob of stock options to purchase 1,800,000 shares of common stock pursuant to the Plan at an exercise price equal to $0.70 per share which are only exercisable upon a change of control of our company. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2009, he would have been entitled to receive a lump sum payment of $900,000, less applicable withholding.

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009 On February 25, 2010, the Compensation Committee approved a 5% increase in base compensation for Mr. Cerrone as well as a bonus of $147,500. In addition, the Compensation Committee approved a grant to Mr. Cerrone of stock options to purchase 1,800,000 shares of common stock pursuant to the Plan at an exercise price equal to $0.70 per share which is only exercisable upon a change of control of our company. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2009, he would have been entitled to receive a lump sum payment of $885,000 less applicable withholding.

        On August 21, 2008, the Board of Synergy appointed Melvin K. Spigelman, M.D. as a Director of the Company. In addition, the Board appointed Dr. Spigelman Chairman of Synergy's Clinical Oversight Committee as well as a member of the Compensation and Audit Committees. In connection therewith, the Board approved the payment of an annual fee of $90,000 to Dr. Spigelman for his service on the Board and the Committees. Additionally, the Board approved a grant of 300,000 stock options to Dr. Spigelman with an exercise price of $0.60 per share. Such options vest in 100,000 increments over a period of 3 years. During 2009, the Clinical Oversight Board was disbanded and Dr. Spigelman is paid a director fee comparable to the other independent Board members.

        On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy-DE in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement was for a term of 12 months beginning April 6, 2004 and was automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy, his salary is currently $200,000 per year and he is eligible to receive a discretionary performance bonus of up to 15% of his salary per year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 12, 2010 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Synergy Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, NY 10170.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Executive officers and directors:
Gabriele M. Cerrone	683,293	(2)	*
Gary S. Jacob, Ph.D.	691,580	(3)	*
Kunwar Shailubhai, Ph.D.	416,566	(4)	*
Bernard Denoyer	50,011	(5)	*
John Brancaccio	66,682	(6)	*
Chris McGuigan	66,682	(7)	*
Thomas Adams	66,682	(8)	*
Melvin K. Spigelman, M.D.	100,000	(9)	*
Alan F. Joslyn	0		—
All Officers and Directors as a Group (9 persons)	2,141,496	(10)	2.4
5% or greater holders:
Callisto Pharmaceuticals, Inc. 420 Lexington Avenue, Suite 1609 New York, NY 10170	44,590,000		50.4

*
less than 1%

(1)
Based on 88,423,359 shares outstanding on March 12, 2010.

(2)
Includes 374,939 shares of common stock which are subject to a Repurchase Agreement with us dated July 3, 2008 pursuant to which such shares are subject to repurchase by us in the event the holder is no longer an employee, officer, director or consultant to us. 50% of the shares are released from the repurchase option after one year from the date of the Repurchase Agreement and the remaining 50% are released from the repurchase option after two years from the date of the Repurchase Agreement. Also includes 308,354 shares of common stock issuable upon exercise of stock options.

(3)
Includes 374,939 shares of common stock which are subject to a Repurchase Agreement with us dated July 3, 2008 pursuant to which such shares are subject to repurchase by us in the event the holder is no longer an employee, officer, director or consultant to us. 50% of the shares are released from the repurchase option after one year from the date of the Repurchase Agreement and the remaining 50% are released from the repurchase option after two years from the date of the Repurchase Agreement. Also includes 316,641 shares of common stock issuable upon exercise of stock options.

(4)
Includes124,882 shares of common stock which are subject to a Repurchase Agreement with us dated July 3, 2008 pursuant to which such shares are subject to repurchase by us in the event the holder is no longer an employee, officer, director or consultant to us. 50% of the shares are released from the repurchase option after one year from the date of the Repurchase Agreement and the remaining 50% are released from the repurchase option after two years from the date of the Repurchase Agreement. Also includes 291,684 shares of common stock issuable upon exercise of stock options.

(5)
Consists of 50,011 shares of common stock issuable upon exercise of stock options.

(6)
Consists of 66,682 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 66,682 shares of common stock issuable upon exercise of stock options.

(8)
Consists of 66,682 shares of common stock issuable upon exercise of stock options.

(9)
Consists of 100,000 shares of common stock issuable upon exercise of stock options.

(10)
Includes 1,266,736 shares of common stock issuable upon exercise of stock options.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009 and therefore not met or earned. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2009 and December 31, 2008 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $176,000 and $174,000.

Audit-Related Fees

        There were no aggregate fees billed for the fiscal year ended December 31, 2009 and 2008 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

        The aggregate fees billed for the fiscal year ended December 31, 2009 and December 31, 2008 for professional services rendered by our principal accountants for tax related research and advice were $12,000 and $15,000, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)   List of Documents Filed as a Part of This Report:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2009, 2008 and 2007 and for the period November 15, 2005 (inception) to December 31, 2009	F-4
Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the period November 15, 2005 (inception) to December 31, 2009	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007 and for the period November 15, 2005 (inception) to December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws.
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan*
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 18, 2008)*
10.2	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*
10.3	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

Exhibit No.	Description
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2009)
10.5
Amended and Restated Executive Employment Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2010)*
10.6
Amended and Restated Consulting Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2010)*
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC. (Registrant)
Date: March 15, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB Gary S. Jacob	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 15, 2010
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	March 15, 2010
/s/ MELVIN K. SPIGELMAN Melvin K. Spigelman	Director	March 15, 2010
/s/ ALAN JOSLYN Alan Joslyn	Director	March 15, 2010
/s/ THOMAS H. ADAMS Thomas H. Adams	Director	March 15, 2010

Signature	Title	Date

/s/ JOHN BRANCACCIO John Brancaccio	Director	March 15, 2010
/s/ CHRISTOPHER MCGUIGAN Chris McGuigan	Director	March 15, 2010

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007 and November 15, 2005 (inception) to December 31, 2009	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period November 15, 2005 (Inception) to December 31, 2009	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008 and 2007, and for the period November 15, 2005 (Inception) to December 31, 2009	F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2009 and 2008, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009 and for the period from November 15, 2005 (inception) to December 31, 2009 and the related consolidated statement of stockholders' equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and for the period from November 15, 2005 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an adverse opinion thereon.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
New York, New York
March 15, 2010

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,152,568	$216,007
Note receivable from majority shareholder	—	690,333
Prepaid expenses and other current assets	1,061,630	—

Total Current Assets	8,214,198	906,340

Property and equipment, net	9,725	11,701
Security deposits	14,025	4,400
Due from majority shareholder	972,552	—

	$9,210,500	$922,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,283,466	$2,000,220
Accrued expenses	443,266	78,013
Total Current Liabilities	1,726,732	2,078,233

Stockholders' Equity Deficit:
Common stock, par value of $.0001 Authorized 200,000,000 and 150,000,000 shares at December 31, 2009 and 2008, respectively; Outstanding 88,423,359 and 65,606,434 shares at December 31, 2009 and 2008, respectively	8,844	6,560
Preferred stock, Authorized 20,000,000 shares and 0 shares outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	47,395,465	30,633,089
Deficit accumulated during development stage	(39,920,541)	(31,795,441)

Total Stockholders' Equity (Deficit)	7,483,768	(1,155,792)

	$9,210,500	$922,441

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			For the period November 15, 2005 (inception) to December 31, 2009
	2009	2008	2007
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	4,257,285	1,909,226	—	6,166,511
Purchased in-process research and development	—	28,156,502	—	28,156,502
General and administrative	3,942,738	1,662,885	—	5,605,623

Loss from Operations	(8,200,023)	(31,728,613)	—	(39,928,636)
Interest and investment income	74,923	4,993	—	79,916

Loss from Continuing Operations	(8,125,100)	(31,723,620)	—	(39,848,720)
Loss from discontinued operations	—	(31,560)	(20,043)	(71,821)

Net loss	$(8,125,100)	$(31,755,180)	$(20,043)	$(39,920,541)

Weighted Average Common Shares Outstanding
Basic and Diluted (restated for stock split)	73,281,327	118,600,496	165,081,215

Net Loss per Common Share, Basic and Diluted
Net Loss from Continuing Operations	(0.11)	(0.27)	.00
Discontinued Operations:
Loss from discontinued operations	0.00	.00	.00

Net Loss per Common Share, Basic and Diluted	$(0.11)	$(0.27)	$.00

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance at inception, November 15, 2005
Sale of unregistered common stock to founder	151,381,215	$15,138	$(13,138)	$—	$2,000
Sale of common stock	13,700,000	1,370	16,730	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	165,081,215	16,508	3,592	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	165,081,215	16,508	3,592	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	165,081,215	16,508	12,485	(40,261)	(11,268)
Cancellation of unregistered founder shares	(149,981,208)	(14,998)	14,998	—	—
Common stock issued via Exchange Transaction	45,464,760	4,546	27,274,315	—	27,278,861
Common stock issued via private placement—July 14, 2008	5,000,000	500	2,999,500	—	3,000,000
Common stock issued via private placement—August 25, 2008	41,667	4	24,996	—	25,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the period	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	65,606,434	$6,560	$30,633,089	$(31,795,441)	$(1,155,792)
Common stock issued via private placements	22,814,425	2,282	15,967,818	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	2,500	2	1,498	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the period	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	88,423,359	8,844	47,395,465	(39,920,541)	7,483,768

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from November 15, 2005 (Inception) to December 31, 2009
	2009	2008	2007
Cash Flows From Operating Activities:
Net loss	$(8,125,100)	$(31,755,180)	$(20,043)	$(39,920,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,976	494	672	3,198
Stock-based compensation expense	1,054,562	379,883	—	1,434,445
Purchased in-process research and development	—	28,156,502	—	28,156,502
Changes in operating assets and liabilities:
Security deposit	(9,625)	(4,400)	—	(14,025)
Accounts payable and accrued expenses	(351,501)	1,343,957	6,233	1,003,689
Prepaid expenses and other current assets	(1,061,630)			(1,061,630)

Total Adjustments	(366,218)	29,876,436	6,905	29,552,179

Net Cash Used in Operating Activities	(8,491,318)	(1,878,744)	(13,138)	(10,398,362)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	(155,326)	—	(155,326)
Loans from (to) related parties	(282,219)	(694,833)	4,500	(972,552)
Additions to property and equipment		(8,809)	—	(12,195)

Net Cash (used in)/ provided by Investing Activities	(282,219)	(858,968)	4,500	(1,140,073)

Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	8,893	8,893
Issuance of common stock	—	—	—	2,000
Proceeds of private placement of common stock	15,970,100	3,025,000	—	18,995,100
Proceeds from sale of unregistered common stock to founders	—	—	—	18,100
Fees and expenses related to private placements	(260,002)	(73,088)	—	(333,090)

Net Cash Provided by Financing Activities	15,710,098	2,951,912	8,893	18,691,003

Net increase in cash and cash equivalents	6,936,561	214,200	255	7,152,568
Cash and cash equivalents at beginning of period	216,007	1,807	1,552	—

Cash and cash equivalents at end of period	$7,152,568	$216,007	$1,807	$7,152,568

Supplementary disclosure of cash flow information:
Cash paid for taxes	$6,289	$632	$—	$6,921
Value of common stock issued via Exchange Transaction	$—	$27,278,861	$—	$27,278,861

        Cash flow activities for the twelve months ended December 31, 2008 include discontinued operations of Synergy's pet food business prior to July 14, 2008 and cash flow activities for the twelve months ended December 31, 2007 represent the discontinued operations of Synergy's pet food business.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

BUSINESS OVERVIEW

        We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead drug candidate is SP-304, a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurrent abdominal pain and/or discomfort associated with chronic constipation.

        In December 2008, we completed a Phase 1 clinical trial of SP-304 which showed that SP-304 was well tolerated at all doses studied (0.1 mg to 48.6 mg) and exhibited gastrointestinal pharmacodynamic activity in healthy volunteers with no detectable systemic absorption of SP-304 in the blood. The data obtained from this trial supported advancing SP-304 for further clinical studies in patients with CC and IBS-C. In February, 2010, a Phase 2a 14-day, repeated-oral-dose trial of SP-304 in CC patients opened for enrollment and is actively recruiting patients.

2. Basis of Presentation and Going Concern

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

        The acquisition of Synergy-DE was treated as an asset acquisition, since Synergy-DE is a development stage company and does not have the necessary inputs and outputs to meet the definition of a business. The results of operations of Synergy-DE are included in the accompanying consolidated financial statements from the date of acquisition. As a result of the acquisition of Synergy-DE on July 14, 2008, the Company decided to discontinue its pet food business and accordingly, amounts in the consolidated statements of operations and related notes for all historical periods have been restated to reflect these operations as discontinued. For a more detailed discussion of this acquisition, see Note 4, Acquisition and Stockholders' Equity (Deficit) below.

        All intercompany balances and transactions have been eliminated. These consolidated financial statements include Synergy and subsidiaries: (1) Synergy-DE, (2) Synergy Advanced Pharmaceuticals, Inc. and (3) IgX, Ltd (Ireland—inactive)). These consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Synergy's independent registered public accounting firm has issued a report on our financial statements that

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Going Concern (Continued)

included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in Synergy's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of December 31, 2009, Synergy had an accumulated deficit of $ 39,920,541 resulting primarily from acquired in-process research and development valued at $28,156,502 and expensed upon the acquisition of Synergy on July 14, 2008. Synergy expects to incur significant and increasing operating losses for the next several years as Synergy expands its research and development, continues clinical trials of SP-304 for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

        Net cash used in operating activities was $8,491,318 for the twelve months ended December 31, 2009. As of December 31, 2009 Synergy has $7,152,568 of cash. During the twelve months ended December 31, 2009, Synergy incurred net losses from continuing operations of $8,125,100. To date, Synergy's sources of cash have been primarily limited to private placements of common stock. Net cash provided by financing activities for the twelve months ended December 31, 2009 was $15,710,098.

        As of December 31, 2009 Synergy had working capital of $6,487,466. During the twelve months ended December 31, 2009 Synergy sold 22,814,425 shares of unregistered common stock at $0.70 per share to private investors for aggregate proceeds of $15,970,100 and Synergy paid an aggregate $260,002 to selling agents and legal fees in connection with certain of its private placements.. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. Synergy has accordingly taken steps to conserve cash which include extending payment terms to our suppliers as well as substantial management and staff salary cuts and deferrals. These actions may not be sufficient to allow the Company time to raise additional capital.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of checking accounts and short-term money market funds as of December 31, 2009 and December 31, 2008 on deposit with U.S. commercial banks, which at any point in time, may exceed federally insured limits.

Fair Value of Financial Instruments

        Financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts which approximate to fair value due to their short term nature.

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

Income Taxes

        Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of Synergy's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgments.

Contingencies

        In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies , ("ASC Topic 450"), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 7, Commitments and Contingencies below.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

Research and Development

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, patent filing and maintenance expenses, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants. In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development expense of $1 million for nonrefundable deposits on production of drug substance of its drug candidate SP-304 by two of its vendors. In accordance with this guidance, Synergy expenses these advance payments when drug compound is delivered.

Loss Per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share , ("ASC Topic 260") for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2009 and December 31, 2008 the effect of 4,214,016 and 4,080,016 outstanding stock options and other common stock equivalents were excluded from the calculation of diluted loss per share because the effect was antidilutive. As of December 31, 2007 there were no outstanding stock options and other common stock equivalents.

Recent Accounting Pronouncements

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on the Company's financial statements.

        In June 2009, FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105), by the Codification which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the single source of authoritative GAAP. All existing accounting standards in effect prior to the Codification were superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and did not impact the Company's financial statements. All references to authoritative accounting literature (including references related to period's prior to the establishment of the Codification) have been referenced in accordance with the Codification.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        In May 2009, the FASB issued guidance within ASC Topic 855, Subsequent Events, amended by ASU 2010-09 relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company's financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.

        In June 2008, the FASB ratified the consensus reached on guidance within ASC Topic 815. , Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("ASC Topic 815"). This guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities . ASC Topic 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cashflow.

        In February 2008, the FASB issued ASC Topic 820, Partial Deferral of the Effective Date of Statement 157, ("ASC Topic 820"). This guidance delays the effective date of Fair Value Measurements ("ASC Topic 820") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cashflow.

        In December 2007, the FASB ratified ASC Topic 808, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("ASC Topic 808"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. ASC Topic 808 was effective for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cashflow.

        In December 2007, the FASB issued ASC Topic 805, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cashflow.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ASC Topic 860. This guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cashflow.

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

        These transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008, as amended and effective on July 14, 2008 among Pawfect, Callisto, Synergy-DE, and certain other holders of Synergy-DE common stock. Callisto received 44,590,000 of the 45,464,760 shares of Pawfect's common stock exchanged for ownership of Synergy-DE, and Callisto which represented 68% of Pawfect's outstanding common stock. See Note 5, Accounting for Share-Based Payments below for shares issued to other holders.

        The Exchange Transaction was treated as an asset acquisition by Pawfect for accounting purposes. Under this method of accounting, Pawfect is treated as the acquiring entity, issuing stock for the assets and liabilities of Synergy-DE. The assets and liabilities of Synergy-DE, primarily cash and accounts payable, were stated at their fair value. Net liabilities acquired totaled $877,646. The fair value of the 45,464,760 shares issued in connection with the Exchange Transaction, totaled $27,278,856 on July 14, 2008, based on a per share value of $0.60, which was the per share price the Company's 5,000,000 common shares sold for in a private placement on that date. The total consideration of $28,156,502 was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and, having no alternative use, this amount was charged to purchased in-process research and development ("IPR&D") expense as of the date of the Exchange Transaction.

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

        Net liabilities assumed in excess of Synergy-DE assets acquired in connection with the Exchange Transaction on July 14, 2008 were as follows:

Assets
Cash	$194,674

Total assets acquired	194,674
Liabilities
Accounts payable and other liabilities	(722,320)
Due to Callisto	(350,000)

Total liabilities assumed	(1,072,320)
Net liabilities assumed in excess of assets acquired	(877,646)
Fair value of shares issued to Synergy-DE shareholders	(27,278,856)

Total consideration paid by Pawfect to acquire Synergy-DE	$(28,156,502)

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

        During the twelve months ended December 31, 2009 Synergy sold 22,814,425 shares of unregistered common stock at $0.70 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $15,970,100. There were no warrants issued in connection with these transactions. Synergy incurred $260,002 in fees to selling agents and attorneys in connection with these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up until August 15, 2010 and Synergy agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until February 15, 2011. In accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the price protection provisions are embedded derivatives that require bifurcation and recognition at fair value in the company's financial statements. The Company has determined that the fair value of the derivatives is de minimus.

        On November 20, 2009, the number of common shares authorized increased from 150,000,000 to 200,000,000.

        As of December 31, 2009 Synergy's majority shareholder, Callisto, owns 50.4% of its outstanding shares. As of December 31, 2009 and 2008 the balance due from its majority shareholder amounted to $972,552 and $690,333, respectively. This balance represents Callisto's share of Synergy payments for

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisition and Stockholders' Equity (Deficit) (Continued)

common operating costs since the inception. Due to the uncertainty surrounding Callisto's ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified it as a long term asset as of December 31, 2009.

5. Accounting for Shared-Based Payments

Stock Options

        ASC Topic 718 "Compensation—Stock Compensation" requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Synergy did not issue stock options until 2008.

        Synergy adopted the 2008 Equity Compensation Incentive Plan (the "Plan") on July 3, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy periodically issues stock options to employees and non-employees and has adopted ASC Topic 718 for employee awards on July 3, 2008 concurrently with adoption of the Plan. Prior to that date Synergy had not issued any stock options. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 Equity-Based Payment to Non-Employees whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

        Stock-based compensation, including all options and restricted stock units, has been recognized in operating results as follow:

				November 15, 2005 (inception) to December 31, 2009
	Years Ended December 31,
	2009	2008	2007
Employees—included in research and development	$252,541	$79,530	$—	$332,071
Employees—included in general and administrative	358,167	112,728	—	470,895

Subtotal employee stock based compensation	610,708	192,258	—	802,966
Non-employees—included in research and development	33,913	8,548	—	42,461
Non-employees—included in general and administrative	409,941	179,077	—	589,018

Subtotal non-employee stock based compensation	443,854	187,625	—	631,479

Total stock-based compensation expense	$1,054,562	$379,883	$—	$1,434,445

        The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2009. The unrecognized compensation cost related to non-vested employee stock options and restricted stock awards outstanding at December 31, 2009, net of expected forfeitures, was

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounting for Shared-Based Payments (Continued)

$1,010,250 to be recognized over a weighted-average remaining vesting period of approximately one year.

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.20%	2.67% - 3.28%	N/A
Dividend yield	—	—	N/A
Expected volatility	90%	90%	N/A
Expected term (in years)	6.0 yrs	6.0 yrs	N/A

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

        Expected term—Synergy has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment , ("SAB No. 107"), which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment , ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

        Forfeitures—ASC Topic 718requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on historical experience of its majority-owned shareholder, Callisto.

        The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2009 and December 31, 2008 estimated as of the grant date using the Black-Scholes option valuation model was $0.70 and $0.51 per share.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounting for Shared-Based Payments (Continued)

        The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2009 and December 31, 2008 was $1,010,250 and $1,290,122, to be recognized over a weighted-average remaining vesting period of approximately 1.3 year and 2.5 years. There were no options outstanding at December 31, 2007.

        A summary of stock option activity and of changes in stock options outstanding under Synergy's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value as of December 31, 2009
Balance outstanding, December 31, 2008	4,080,016	$025-0.95	$0.29	$8,933,935
Granted	149,000	$0.70	$0.70
Exercised	—	—	—
Forfeited	(15,000)	$0.25-0.95	$0.72

Balance outstanding, December 31, 2009	4,214,016	$0.25 - 0.95	$0.30	$22,320,436

Exercisable at December 31, 2009	1,417,420	$0.25-0.95	$0.29	$7,521,947

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy's accumulated deficit position, no tax benefits have been recognized in the cash flow statement

Restricted Stock Units

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

        On July 3, 2008, 874,760 restricted stock units were granted by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in the Company's July 14, 2008 private placement. Accordingly, the weighted-average grant date fair value per share of the 874,760 shares issued during the twelve months ended December 31, 2008 was determined to be $0.60. As of December 31, 2009 there were 874,760 restricted stock units outstanding, included in shares outstanding. The fair value of the 874,760 restricted stock units on the date of grant was $524,856 of which $361,104 was recorded as stock-based compensation expense during the twelve months ended December 31, 2009. The intrinsic value of the 437,380 shares which vested during the twelve months ended December 31, 2009 was $2,449,328.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

        At December 31, 2009, Synergy-DE has net operating loss carryforwards ("NOLs") aggregating approximately $30 million, which, if not used, beginning in 2010 and expiring through 2029. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that an ownership change occurred for Internal Revenue Code Section 382 purposes. As a result of this ownership change, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Synergy's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2009. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

        The provisions of FASB ASC Topic 740-10-30-7, Accounting for Income Taxes were adopted by Synergy on January 1, 2007 and had no effect on Synergy's financial position, cash flows or results of operations upon adoption, as Synergy did not have any unrecognized tax benefits. Synergy's practice is to recognize interest and/or penalties related to income tax matters in income tax expense and none have been incurred to date.

        Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2009. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

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

7. Commitments and Contingencies

Employment and Consulting Agreements

  Gary S. Jacob, Ph.D.

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $300,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009 and therefore not met or earned. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2009, he would have been entitled to receive a lump sum payment of $900,000, less applicable withholding.

  Gabriele M. Cerrone

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009 and therefore not met or earned. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2009, he would have been entitled to receive a lump sum payment of $885,000 less applicable withholding.

        On August 21, 2008, the Board of Directors ("the Board") of Synergy appointed Melvin K. Spigelman, M.D. as a Director of the Company. In addition, the Board of Directors appointed Dr. Spigelman Chairman of Synergy's Clinical Oversight Committee ("the Committee") as well as a member of the Compensation and Audit Committees. In connection therewith, the Board of Directors approved the payment of an annual fee of $90,000 to Dr. Spigelman for his service on the Board and the Committees. Additionally, the Board approved a grant of 300,000 stock options to Dr. Spigelman with an exercise price of $0.60 per share. Such options vest in 100,000 increments over a period of 3 years. The fair value of the 300,000 options on the date of grant was $135,655 of which $33,914 was recorded as stock-based compensation expense during the twelve months ended December 31, 2009. . During 2009, the Clinical Oversight Board was disbanded and Dr. Spigelman is paid a director fee comparable to the other independent Board members.

  Kunwar Shailubhai, Ph.D

        On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy-DE in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement was for a term of 12 months beginning April 6, 2004 and was automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy. His salary is currently $200,000 per year and he is eligible to receive a discretionary performance bonus of up to 15% of his salary per year.

Lease agreements

        The Company's corporate headquarters totals approximately 5,500 square feet, in two suites, located at 420 Lexington Avenue, New York, New York. The New York corporate office is provided to it under a space sharing arrangement with Callisto, the Company's majority stockholder. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2010. The Company also occupies a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2010. Rent expense for the twelve months ended December 31, 2009 totaled $236,634.

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

8. Property and Equipment

        Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2009, 2008, 2007 and from November 15, 2005 (inception) to December 31, 2009 were $1976, $494, $672, respectively.

	December 31, 2009	December 31, 2008
Furniture and fixtures	$38,343	$38,343
Machinery and equipment	12,195	12,195
Less accumulated depreciation	(40,813)	(38,837)

Property and equipment, net	$9,725	$11,701

9. Related Parties

        As of December 31, 2009, Synergy's majority shareholder, Callisto, owns 50.4% of its outstanding shares. Synergy occupies corporate office space in New York City under a month to month sharing arrangement with Callisto, its majority shareholder. Rent is allocated from Callisto monthly based on

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Parties (Continued)

the square footage of office space occupied by Synergy. Such rent totaled approximately $132,000 during the twelve months ended December 31, 2009.

        As of December 31, 2009 Synergy had advanced Callisto $972,552 which is Callisto's share of Synergy payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum. Due to the uncertainty surrounding Callisto's ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified it as a long term asset.

10. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(DOLLARS in THOUSANDS, EXCEPT PER SHARE DATA)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	333	1,115	1,164	1,645
Acquisition-related in-process research and development charges	—	—	—	—
General and administrative	664	860	1,059	1,360

Loss from operations	(997)	(1,975)	(2,223)	(3,005)
Interest and investment income	—	—	11	64

Loss from continuing operations	(997)	(1,975)	(2,212)	(2,941)
Loss from discontinued operations	—	—	—	—

Net Loss	$(997)	$(1,975)	$(2,212)	$(2,941)

Weighted average common shares outstanding—basic and diluted	65,743	67,360	75,769	84,108

Earnings per common share—basic and diluted(a):
Loss from continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.03)
Discontinued operation	—	—	—	—

Net per common share	$(0.02)	$(0.03)	$(0.03)	$(0.03)

(a)
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Quarterly Consolidated Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(DOLLARS in THOUSANDS, EXCEPT PER SHARE DATA)
Revenues	$—	$—	$—	$—
Costs and expenses:		—		—
Research and Development	—	—	709	1,200
Acquisition-related in-process research and development charges	—	—	28,157	—
General and administrative	—	—	940	723

Loss from operations	—	—	(29,806)	(1,923)
Interest and investment income	—	—	(2)	7

Loss from continuing operations	—	—	(29,808)	(1,916)
Loss from discontinued operations	(7)	(25)	—	(31)

Net Loss	$(7)	$(25)	$(29,808)	$(1,947)

Weighted average common shares outstanding—basic and diluted	165,081	165,081	79,644	65,606

Earnings per common share—basic and diluted(a):
Loss from continuing operations	$—	$—	$(0.37)	$(0.03)
Discontinued operation	—	—	—	—

Net per common share	$—	$—	$(0.37)	$(0.03)

(a)
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

11. Subsequent Events

        On February 1, 2010, the Compensation Committee of the Board of Directors of Synergy Pharmaceuticals, Inc. (the "Company") approved and the Company entered into an Amended and Restated Executive Employment Agreement with Gary S. Jacob, its President and Chief Executive Officer and an Amended and Restated Consulting Agreement with Gabriele Cerrone, its Chairman. Each agreement was modified by (i) extending the term to December 31, 2012 from December 31, 2011 and (ii) deleting the bonus provision which provided for a bonus if there is a merger or sale of the Company with a minimum value of $150 million, $200 million and $250 million during the first, second and third year of the agreement and replacing it with a bonus of 2.5% of the value of the Company if there is a merger or sale of the Company and the value of the Company at the time of the merger or sale equals or exceeds $400 million.

        On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares.

Exhibit Index

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws.
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan*
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 18, 2008)*
10.2	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*
10.3	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2009)
10.5
Amended and Restated Executive Employment Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2010)*
10.6
Amended and Restated Consulting Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2010)*
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or compensatory plan or arrangement.