Form 10-Q
period 2010-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2010-08-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010
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

        The number of the registrant's shares of common stock outstanding was 90,133,226 as of August 6, 2010.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited) and the period November 15, 2005 (Inception) to June 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period November 15, 2005 (Inception) to June 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited) and for the period November 15, 2005 (Inception) to June 30, 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II—OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	21
SIGNATURES		22

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic filings with the Securities Exchange Commission. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Synergy's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,325,875	$7,152,568
Cash in escrow	2,499,000	—
Prepaid expenses and other current assets	212,805	1,061,630

Total Current Assets	4,037,680	8,214,198
Property and equipment, net	8,737	9,725
Security deposits	14,025	14,025
Due from majority shareholder	1,365,637	972,552

	$5,426,079	$9,210,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,294,915	$1,283,466
Accrued expenses	938,087	443,266

Total Current Liabilities	3,233,002	1,726,732
Derivative financial instruments, at estimated fair value-warrants	1,045,214	—
Stockholders' Equity:
Common stock, par value of $.0001 authorized 200,000,000 shares, outstanding 89,071,359 and 88,423,359 shares at June 30, 2010 and December 31, 2009	8,909	8,844
Preferred stock, Authorized 20,000,000 shares and 0 shares outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	49,194,961	47,395,465
Deficit accumulated during development stage	(48,056,007)	(39,920,541)

Total Stockholders' Equity	1,147,863	7,483,768

	$5,426,079	$9,210,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
					November 15, 2005 (inception) to June 30, 2010
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Research and development(1)	4,395,266	1,100,142	5,579,128	1,374,501	11,014,920
Purchased in-process research and development	—	—	—	—	28,156,502
General and administrative(1)	1,419,019	874,406	2,617,302	1,596,707	8,953,644

Loss from Operations	(5,814,285)	(1,974,548)	(8,196,430)	(2,971,208)	(48,125,066)
Interest and investment income	27,724	14	60,964	145	140,880

Loss from Continuing Operations	(5,786,561)	(1,974,534)	(8,135,466)	(2,971,063)	(47,984,186)
Loss from discontinued operations	—	—	—	—	(71,821)

Net Loss	$(5,786,561)	$(1,974,534)	$(8,135,466)	$(2,971,063)	$(48,056,007)

Weighted Average Common Shares Outstanding
Basic and Diluted	88,462,128	67,360,288	88,442,851	66,550,834

Net Loss per Common Share, Basic and Diluted	$(0.07)	$(0.03)	$(0.10)	$(0.04)

(1)
Patent costs reclassified. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance at inception, November 15, 2005
Sale of unregistered common stock to founder	151,381,215	$15,138	$(13,138)	$—	$2,000
Sale of common stock	13,700,000	1,370	16,730	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	165,081,215	16,508	3,592	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	165,081,215	16,508	3,592	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	165,081,215	16,508	12,485	(40,261)	(11,268)
Cancellation of unregistered founder shares	(149,981,208)	(14,998)	14,998	—	—
Common stock issued via Exchange Transaction	45,464,760	4,546	27,274,315	—	27,278,861
Common stock issued via private placement—July 14, 2008	5,000,000	500	2,999,500	—	3,000,000
Common stock issued via private placement—August 25, 2008	41,667	4	24,996	—	25,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the year	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	65,606,434	6,560	30,633,089	(31,795,441)	(1,155,792)
Common stock issued via private placements	22,814,425	2,282	15,967,818	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	2,500	2	1,498	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the year	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	88,423,359	8,844	47,395,465	(39,920,541)	7,483,768
Common stock and warrants issued via registered direct offering	648,000	65	2,753,935	—	2,754,000
Warrants issued in connection with registered direct offering classified as derivative liability	—	—	(1,045,214)	—	(1,045,214)
Fees and expenses related to direct offering	—	—	(286,630)	—	(286,630)
Stock based compensation expense	—	—	377,405	—	377,405
Net loss for the period	—	—		(8,135,466)	(8,135,466)

Balance, June 30, 2010	89,071,359	$8,909	$49,194,961	$(48,056,007)	$1,147,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period from November 15, 2005 (Inception) to June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(8,135,466)	$(2,971,063)	$(48,056,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	988	988	4,186
Stock-based compensation expense	377,405	354,286	1,811,850
Purchased in-process research and development	—	—	28,156,502
Changes in operating assets and liabilities:
Security deposit	—	—	(14,025)
Accounts payable and accrued expenses	1,244,640	1,008,106	2,248,329
Prepaid expenses and other current assets	848,825	—	(212,805)

Total Adjustments	2,471,858	1,363,380	31,994,037

Net Cash Used in Operating Activities	(5,663,608)	(1,607,683)	(16,061,970)
Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)
Loans to related parties	(393,085)	(128,960)	(1,365,637)
Additions to property and equipment	—	—	(12,195)

Net Cash Used in Investing Activities	(393,085)	(128,960)	(1,533,158)
Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	8,893
Issuance of common stock	—	—	2,000
Proceeds of private placement of common stock	255,000	5,138,500	19,250,100
Fees and expenses related to private placements	(25,000)	(157,927)	(358,090)
Proceeds from sale of unregistered common stock to founders	—	—	18,100

Net Cash Provided by Financing Activities	230,000	4,980,573	18,921,003

Net (decrease) increase in cash and cash equivalents	(5,826,693)	3,243,930	1,325,875
Cash and cash equivalents at beginning of period	7,152,568	216,007	—

Cash and cash equivalents at end of period	$1,325,875	$3,459,937	$1,325,875

Supplementary disclosure of cash flow information:
Cash paid for taxes	$900	$1,874	$3,406
Cash paid for interest	$—	$—	$—
Value of common stock issued via Exchange Transaction	$—	$—	$27,278,861
Supplementary disclosure of non-cash financing activities:
Cash received in escrow for June 30, 2010 direct registered offering	2,499,000	—	2,499,000
Accrued finder's fees related to direct registered offering	261,630	—	261,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

        Synergy Pharmaceuticals, Inc., incorporated in Florida on November 15, 2005, ("Synergy") is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Synergy's lead drug candidate is plecanatide (previously designated SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurrent abdominal pain and/or discomfort associated with chronic constipation.

        In December 2008, Synergy completed a Phase 1 clinical trial of plecanatide which showed that plecanatide was well tolerated at all doses studied (0.1 mg to 48.6 mg) and exhibited gastrointestinal pharmacodynamic activity in healthy volunteers with no detectable systemic absorption of plecanatide in the blood. The data obtained from this trial supported advancing plecanatide for further clinical studies in patients with CC and IBS-C. On March 19, 2010, we announced the initiation of a Phase 2a 14-day repeated-oral-dose, placebo-controlled, dose-escalation trial of plecanatide in CC patients. The Company expects to obtain meaningful topline data from this by trial late summer of 2010, and use those data to establish doses for follow-up Phase 2b clinical trials in CC and IBS-C. Synergy plans to open a 24-day repeated-oral-dose trial of plecanatide in CC patients in the autumn of 2010, and a 90-day trial of plecanatide in IBS-C patients in the second quarter of 2011.

2. Basis of Presentation and Going Concern

        These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries: (1) Synergy Pharmaceuticals, Inc.(Delaware), (2) Synergy Advanced Pharmaceuticals, Inc. and (3) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission ("SEC") and United States generally accepted accounting principles ("GAAP") for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy's interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2009 contained in the Company's Annual Report on Form 10-K, as well as other periodic reports, filed with the Securities Exchange Commission. Certain items in the prior year's financial statements have been reclassified to conform to the current year's presentation. Specifically, legal cost associated with patent applications and maintenance have been classified as general and administrative expense, where previously these costs were classified as research and development expense in our statement of operations. All intercompany balances and transactions have been eliminated. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2010.

        These condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 have been prepared under the assumption that Synergy will continue as a going concern for the next twelve months. Synergy's ability to continue as a going concern is dependent upon its ability to obtain

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Going Concern (Continued)

additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of June 30, 2010, Synergy had an accumulated deficit of $48,056,007. Synergy expects to incur significant and increasing operating losses for the next several years as Synergy expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all. Net cash used in operating activities was $5,663,608 for the six months ended June 30, 2010. As of June 30, 2010 Synergy has $1,325,875 of cash. During the six months ended June 30, 2010, Synergy incurred net losses from continuing operations of $8,135,466. To date, Synergy's sources of cash have been primarily limited to the sale of common stock and warrants.

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of Synergy's common stock and one warrant to purchase one additional share of Synergy's common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement, of which the entire amount was accrued as of and for the period ended June 30, 2010. As of June 30, 2010 Synergy had working capital of $804,678 compared to working capital of $6,487,466 as of December 31, 2009.

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

3. Recent Accounting Pronouncements

        In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Synergy expects the adoption of this standard will not have a material effect on its results of operation or its financial position.

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

        Stock-based compensation expense, including all options and restricted stock units, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
					November 15, 2005 (inception) to June 30, 2010
	2010	2009	2010	2009
Employees—included in research and development	$49,804	$43,055	$99,263	$86,296	$431,334
Employees—included in general and administrative	58,994	56,695	117,948	112,769	588,842
Non-employees—included in research and development	8,455	8,455	16,817	16,817	59,279
Non-employees—included in general and administrative	71,778	69,585	143,377	138,404	732,395

Total stock-based compensation expense	$189,031	$177,790	$377,405	$354,286	$1,811,850

        The estimated fair value of each Synergy stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six months ended March 31,
	2010	2009
Risk free interest rate	2.31 to 2.71%	No awards
Dividend yield	n/a	No awards
Expected volatility	90%	No awards
Expected term	6 years	No awards

        Risk-free interest rate—Based upon observed US Treasury yield curve interest rates for Treasury instruments with maturities which correspond to the expected term of Synergy's employee stock options at the date of grant.

        Dividend yield—Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

        Expected volatility—Based on the historical volatility of similar publicly traded stocks in Synergy's industry segment with comparable market capitalization and stage of development.

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

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy's estimated future unvested option forfeitures is based on the historical experience of its majority shareholder, Callisto.

        The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2010, net of expected forfeitures, was $631,405, to be recognized over the next three quarters.

        On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for Shared-Based Payments (Continued)

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2009	4,214,016		$0.25 - 0.95	$0.30	$22,320,436
Granted	4,465,000	(1)	0.70	0.70
Exercised	—		—	—
Forfeited	—		—	—

Balance outstanding, June 30, 2010	8,679,016		$0.25 - 0.95	$0.51	$63,987,092

Exercisable at June 30, 2010	1,417,420		$0.25 - 0.95	$0.29	$10,753,665

(1)
These stock options will vest and become exercisable only upon a change of control of the company. Because of this contingent vesting the Company did not record any stock based compensation expense on these stock options during the six months ended June 30, 2010. The weighted average fair value of these stock options at the date of grant was $6.77 per share as calculated by the Black-Scholes model, using the assumptions noted in the table above.

Synergy Restricted Stock Units

        Restricted stock units, which entitle the holder to earn, at the end of a vesting term, a specified number of shares of Synergy common stock are accounted for as stock based compensation in accordance with ASC Topic 718 in the same manner as stock options using fair value at the date of issuance. Restricted stock units are subject to a repurchase agreement, assumed by Synergy pursuant to the Exchange Transaction, whereby 50% of the units vest after 1 year of continuous service and the remaining 50% vest after 2 years of continuous service from the issuance date. The fair value at the date of issuance is being expensed ratably by month over the 2 year service period since July 2008. As of June 30, 2010 there were 874,760 restricted stock units outstanding. These units were originally issued on July 3, 2008 and are included in shares outstanding. The fair value of the 874,760 restricted stock units on the date of issuance was $524,856 of which $31,275, $63,628 and $523,779 was recorded as stock-based compensation expense during the three and six months ended June 30, 2010 and for the period from inception to June 30, 2010, leaving $1,077 unrecognized as of June 30, 2010, to be expensed in the quarter ended September 30, 2010.

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

5. Stockholder's Equity

        As of June 30, 2010 Synergy's majority shareholder, Callisto, owns 50.1% of its outstanding shares. As of June 30, 2010, the balance due from its majority shareholder amounted to $1,365,637 as

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity (Continued)

compared to $972,552 as of December 31, 2009. This increase reflects Callisto's share of Synergy payments for shared operating costs as well as accrued interest income of $20,048 and $36,824 during the three and six months ended June 30, 2010, respectively. Common operating expenses paid by Synergy and charged to Callisto Pharmaceuticals include: (i) rent, utilities and property taxes on shared corporate office space, (ii) insurance and other facilities related overhead, (iii) independent accountants' annual audits and quarterly reviews, (iv) financial printer and transfer agent fees and expenses and (v) salaries and consulting fees of certain shared executives. Due to the uncertainty surrounding Callisto's ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified it as a long term asset.

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raise gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of Synergy's common stock and one warrant to purchase one additional share of Synergy common stock. The warrants expire after five years and are exercisable at $4.50 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability. (See Note 8 below)

        The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering, and the remaining $2,499,000 was held in escrow account and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement, of which the entire amount was accrued as of and for the period ended June 30, 2010.

6. Research and Development Expense

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants.

        In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded deferred research and development costs of $176,260 and $1.0 million as of June 30, 2010 and December 31, 2009, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate SP-333. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

7. Loss Per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, ("ASC Topic 260") for all periods presented. In accordance with ASC Topic 260, basic and

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Loss Per Share (Continued)

diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the three and six months ended June 30, 2010 the effect of 8,679,016 outstanding stock options and 648,000 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three and six months ended June 30, 2009 the effect of 4,080,016 outstanding stock options was excluded from the calculation of diluted loss per share because the effect was antidilutive.

8. Derivative Financial Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants, issued in connection with the issuance of the June 30, 2010 registered direct offering, must be recorded as derivative liabilities with a charge to additional paid in capital. In accordance with ASC Topic 815-40, the warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. The Company estimates the fair value of the warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above. The assumptions used to determine the fair value of the warrants as of June 30, 2010 were:

June 30, 2010
Estimated fair value of stock	$2.64
Expected warrant term	5 years
Risk-free interest rate	1.79%
Expected volatility	90%
Dividend yield	0%

        Estimated fair value of the stock is based on an apportionment of the $4.25 unit price paid for the shares and warrants issued June 30, 2010 in the Company's registered direct offering, which was an arms-length negotiated price.

        Expected volatility is based on historical volatility of the Company's majority shareholder's common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the warrants.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Derivative liabilities related to Warrants	$—	$—	$1,045,214	$1,045,214

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2010:

Description	Balance at December 31, 2009	Unrealized gains or losses	Balance as of June 30, 2010
Derivative liabilities related to Warrants	$—	$—	$1,045,214

        The unrealized gains or losses on the derivative liabilities will be classified in other income or expense as a change in derivative liabilities in the Company's statement of operations.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

10. Subsequent Events

        On July 13, 2010 Synergy issued 1,061,867 shares of its common stock as consideration for an agreement by certain holders of the Company's common stock to extend their lock-up of such shares from August 15, 2010 to January 15, 2011 or enter into a lock-up agreement until such date, as the case may be. This issuance was approved by the Company's Board of Directors on June 22, 2010 and represents 5% of the shares of previously issued common stock currently subject to a lock-up agreement or being requested to lock-up, as the case maybe. The fair value of the common stock issued to accomplish this lock-up extension totaled $2,798,020, based on the estimated fair value of the shares issued in connection with the June 30, 2010 registered direct offering. (See Note 8) This amount will be charged to additional paid in capital as a cost of facilitating the registered direct offering discussed above.

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

RECENT DEVELOPMENTS

        On June 30, 2010, we entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. We sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of our common stock and one warrant to purchase one additional share of our common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, we had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received from escrow on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement, of which the entire amount was accrued as of and for the period ended June 30, 2010.

        On March 19, 2010, we initiated a Phase 2a 14-day repeated-oral-dose, placebo-controlled, dose-escalation trial of plecanatide (previously designated SP-304) in CC patients. We expect to obtain meaningful topline data from this by trial late summer of 2010, and use those data to establish doses for follow-up Phase 2b clinical trials in CC and IBS-C. We plan to open a 24-day repeated-oral-dose trial of plecanatide in CC patients in the autumn of 2010, and a 90-day trial of plecanatide in IBS-C patients in the second quarter of 2011.

        An Investigational New Drug application ("IND") for SP-333 is planned for the fourth quarter of 2010 and we plan to open the first human trial of SP-333 in volunteers in early 2011.

FINANCIAL OPERATIONS OVERVIEW

        From inception through June 30, 2010, we have sustained cumulative net losses of $48,056,007. From inception through June 30, 2010, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

        Our product development efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2009. There have been no changes in our contractual obligations and commitments during the three and six months ended June 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of June 30, 2010.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2010 AND 2009

        We had no revenues during the three months ended June 30, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation. (See Note 2)

        Research and development expenses for the three months ended June 30, 2010 increased $3,295,124 or 300%, to $4,395,266 from $1,100,142 for the three months ended June 30, 2009. This increase was primarily due to (i) higher program expenses, including animal studies, analytical testing, clinical data monitoring and patient costs, which increased by approximately $1,821,000 during the three months ended June 30, 2010 to approximately $1,862,000 related to our continuing Phase 2a trial of plecanatide in CC patients which began March 19, 2010, (ii) drug production increased approximately $1,300,000 to approximately $2,200,000 in support of ongoing and planned clinical trials, (iii) scientific advisors fees and expenses increased approximately $55,000 to approximately $93,000 and (iv) staff compensation cost increased approximately $100,000 to $223,259 as we hired additional product development personnel.

        General and administrative expenses increased $544,613 or 62%, to $1,419,019 for the three months ended June 30, 2010 from $874,406 for the three months ended June 30, 2009. This increase was primarily due to (i) approximately $180,000 of higher financial advisory and travel expenses related to our public offerings, (ii) approximately $94,000 of higher patent legal expenses and (iii) approximately $180,000 of increased facilities overhead. Staff salaries, wages and benefits were unchanged in the quarter ended June 30, 2010 as compared to the same period last year.

        Net loss for the three months ended June 30, 2010 was $5,786,561 compared to a net loss of $1,974,534 incurred for the three months ended June 30, 2009. This increase in our net loss of $3,812,027, or 193% was a result of the increases in operating expenses discussed above.

  SIX MONTHS ENDED JUNE 30, 2010 AND 2009

        We had no revenues during the six months ended June 30, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation. (See Note 2)

        Research and development expenses for the six months ended June 30, 2010 increased $4,204,627 or 306%, to $5,579,128 from $1,374,501 for the six months ended June 30, 2009. This increase was primarily due to (i) higher program expenses, including animal studies, analytical testing, clinical data monitoring and patient costs, which increased by approximately $2,660,000 during the six months ended June 30, 2010 to approximately $2,760,000 related to our Phase 2a clinical trial of plecanatide in CC patients which began March 19, 2010, (ii) drug production increased approximately $1,300,000 to approximately $2,200,000 in support of ongoing and planned clinical trials, (iv) scientific advisors fees and expenses increased approximately $75,000 to approximately $172,000 and (v) staff compensation cost increased approximately $164,000 to approximately $430,000 as we hired additional product development personnel.

        General and administrative expenses increased $1,020,595 or 64%, to $2,617,302 for the six months ended June 30, 2010 from $1,596,707 for the six months ended June 30, 2009. This increase was primarily due to (i) approximately $515,000 of higher financial advisory accounting services, and travel expenses related to our public offerings, (ii) approximately $220,000 of increased facilities overhead and ((iii) approximately $286,000 of higher patent legal expense.

        Net loss for the six months ended June 30, 2010 was $8,135,466 compared to a net loss of $2,971,063 incurred for the six months ended June 30, 2009. This increase in our net loss of $5,164,403, or 174% was a result of the increases in operating expenses discussed above partially offset by approximately $61,000 of higher interest income on higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2010 we had $1,325,875 in cash and cash equivalents, compared to $7,152,568 as of December 31, 2009. Net cash used in operating activities was $5,663,608 for the six months ended June 30, 2010. As of June 30, 2010 we had working capital of $804,678 as compared to working capital of $6,487,466 as of December 31, 2009.

        On June 30, 2010, we entered into securities purchase agreements to sell securities to non-U.S. investors and raise gross proceeds of approximately $2,754,000 in a registered direct offering. We sold 648,000 units at $4.25 per share to investors. Each unit consisted of one share of our common stock and one warrant to purchase one additional share of common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of

June 30, 2010, we had received proceeds of $255,000, less legal fees of $25,000 associated with this placement which was included in our cash and cash equivalents. The remaining $2,499,000 was held in escrow and received by us on July 2, 2010 and July 8, 2010. In July 2010, we also paid an aggregate $261,630 to selling agents in connection with this offering.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2010, we had approximately $630,000 in money market balances.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 31, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. During the quarter ended December 31, 2009 we hired a controller to: (i) prepare annual and quarterly consolidated financial statements, (ii) prepare annual and quarterly account reconciliations and (iii) prepare annual and quarterly journal entries. This hire allows for better segregation of duties within our financial department. During the quarter ended June 30, 2010 we also retained a GAAP advisor to assist management with accounting and reporting matters. While these remedial actions have been implemented, they may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures during calendar year 2010 and possibly into calendar year 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of June 30, 2010, we are in the process of remediating certain material weakness which existed at December 31, 2009. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of a controller in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals.

        Other than described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2010.

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

SYNERGY PHARMACEUTICALS, INC. (Registrant)
Date: August 9, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob President and Chief Executive Officer
Date: August 9, 2010	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance