Form 10-K/A
period 2009-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2010-11-08
CIK 1347613

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-K/A

Explanatory Note

        We are filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2009, initially filed on March 15, 2010, in order to respond to certain comments we received from the Securities and Exchange Commission. This amendment does not reflect events occurring after the initial filing of the Form 10-K, except as related to any amended disclosures, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than described in this paragraph.

PART I

        This Report on Form 10-K/A for Synergy Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K/A for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

        As of March 12, 2010, we have one issued United States patent which covers composition-of-matter of SP-304 and expires in 2023. In addition, we have three issued foreign patents which cover composition-of-matter of SP-304 and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong and Japan.

        Additionally as of March 12, 2010, we have seven pending United States patent applications and eighteen pending foreign patent applications covering various derivatives and analogs of SP-304 and SP-333. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

ITEM 1A.    RISK FACTORS.

        You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K/A, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

        As of March 12, 2010, we have one issued United States patent which covers composition-of-matter of SP-304 and expires in 2023. In addition, we have three issued foreign patents which cover composition-of-matter of SP-304 and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong and Japan. Additionally as of March 12, 2010, we have seven pending United States patent applications and eighteen pending foreign patent applications covering various derivatives and analogs of SP-304 and SP-333. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

	Year ended December 31,
Consolidated Statement of Operations Data:	2009	2008	2007	2006
	(in thousands except for weighted average shares)
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	4,257	1,909	—
Purchased in-process research and development	—	28,157	—
General and administrative	3,943	1,663	—

Loss from Operations	(8,200)	(31,729)	—
Interest and investment income	75	5	—

Loss from Continuing Operations	(8,125)	(31,724)	—
Net Loss from Discontinued Operations		(32)	(20)	(20)

Net Loss	(8,125)	(31,756)	(20)	(20)

Net Loss per common share, basic and diluted	(0.11)	(0.27)	—	—
Weighted Average Common Shares Outstanding	73,281,327	118,600,496	165,081,215	165,081,215

	December 31,
Consolidated Balance Sheet Data:	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	7,153	216	2	2
Working capital	6,487	(1,172)	(14)	(3)
Total assets	9,211	922	4	5
Total stockholder's equity	7,484	(1,156)	(11)	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

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

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$375,656	$241,821	$133,835	$—	$—
Purchase obligations—principally employment and consulting services(1)	2,409,750	803,250	1,606,500	—	—
Purchase Obligations—Major Vendors(2)	1,666,578	1,666,578

Total obligations	$4,451,984	$2,711,649	$1,740,335	$—	$—

(1)
Represents salary and bonus for remaining term of employment agreement with Gary S. Jacob, CEO and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2)
Represents amounts that will become due upon future delivery of SP-304 drug substance from various suppliers, under open purchase orders as of December 31, 2009.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from November 15, 2005 (inception) to December 31, 2009, begins on page F-1 of this Annual Report on Form 10-K/A.

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

d)
Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. Prior to the filing of this Annual Report on Form 10-K/A, we hired a controller who will:

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

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of December 31, 2009 could result in material misstatements in our financial statements" in Part I of this Form 10-K/A.

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

Corporate Governance/Nominating Committee

        The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

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

        Our base pay structure originated as an outgrowth of the base pay already in effect for key Callisto Pharmaceuticals' employees who transferred to Synergy Pharmaceuticals at the time it was separated from Callisto Pharmaceuticals in July, 2008. The personnel involved in this process include all of the present top management positions within Synergy—Chairman, Mr. Gabriele Cerrone; CEO, Dr. Gary S. Jacob; Senior Vice President of Finance, Mr. Bernard Denoyer; Chief Scientific Officer, Dr. Kunwar Shailubhai; and Executive Director, Clinical Operations, Dr. Craig Talluto. Our Compensation Committee also used information made available to us by one of our board members. This information includes an independent Executive Compensation Assessment report prepared in March 2006 by Buck Consultants, an ACS company which provided useful comparative data for analyzing how our salaries compared with other peer companies, recognizing that the comparison of salaries needed to take into account an adjustment for the 2006 data collected for that report. Our comparison was based on a list of sixteen peer public biotechnology companies with market capitalizations ranging from $59.8 million to $403.6 million. These companies consisted of the following comparable biotechnology companies: Acusphere, Inc., Barrier Therapueutics, Inc., Corgentech Inc., Dendreon Corp., Emisphere Technologies, Inc., EpIX Pharmaceuticals, Inc., Favrille, Inc., Genta, Inc., Insmed, Inc., Isis Pharmaceuticals, Inc., Kosan Biosciences, Inc. Neurogen corporation, Praecis Pharmaceuticals, Inc., Rigel Pharmaceuticals, Inc., Sirna Therapeutics, Inc., Vion Pharmaceuticals, Inc.

        The independent Executive Compensation Assessment report that was used by the Compensation Committee for its analysis of internal compensation was prepared on March 16, 2006. Cash compensation data contained in the report had a common effective date of July 1, 2006. The Compensation Committee computed an adjustment to the data to bring it to "present day" using a 4.1% annual update factor. The "present day" data were then used for the subsequent comparative analyses of executive compensation for our management.

        Based on data from the Executive Compensation Assessment report, the Compensation Committee was able to compare the overall compensation for the top management positions described above. This included the following compensation variables: 1) Base Salary, 2) Target Incentive (% of Salary), 3) Target Incentive ($), 4) Total Cash Compensation, 5) Long-term Incentives, and 6) Total Direct Compensation. The Compensation Committee chose to use the aggregate of the compensation variables for each management position that the comparative analysis was performed on. Using the data from the independent Executive Compensation Assessment report that covered the compensation variables, our Compensation Committee was able to compare those data with the overall compensation for our members of top management. This included separate analyses for: Chairman, CEO, Senior VP of Finance, Chief Scientific Officer and Executive Director, respectively. The analyses were guided by the principle that the Compensation Committee would position Company compensation levels to be at or below the 50th percentile relative to the compensation levels in the "peer group". Analyses showed this to be the case for all five members of the management team.

        All of our named executive officers were found to have overall compensation levels below those of the peer group.

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

2009 Bonus Payments and Option Awards

        On February 25, 2010, the Compensation Committee approved a 5% increase in base salary for Dr. Jacob and a 5% increase in base compensation for Mr. Cerrone as well as a bonus of $150,000 for each of Dr. Jacob and Mr. Cerrone. In addition the Compensation Committee approved a grant to each of Dr. Jacob and Mr. Cerrone of stock options to purchase 1,800,000 shares of common stock pursuant to our equity incentive plan at an exercise price equal to $0.70 per share which is only exercisable upon a change of control of our company.

        For 2009, Dr. Jacob's and Mr. Cerrone's bonus payments and option awards were in large part, dependent upon us meeting certain performance objectives. These performance objectives consisted of

(i) clinical, business development and manufacturing milestones for SP-304, (ii) research milestones related to our second generation drug, SP-333, (iii) financial fund raising milestones and (iv) recruitment of qualified individuals to join our management team. Dr. Jacob's and Mr. Cerrone's performance evaluations were based primarily on the achievement of these performance objectives.

        The following is a summary of the 2009 performance objectives for each of Dr. Jacob and Mr. Cerrone:

Named Executive Officer	Performance Objective
Gary Jacob

•       Met enrollment goals for SP-304 in Phase I clinical trial and presented data at June 2009 Digestive Disease Week Conference

•       Advanced SP-304 towards Phase IIa 14-day clinical trial in CC patients

•       Committed to immediate manufacture of SP-304 to support 90-day IBS-C clinical trial

•       Accelerated all non-clinical studies to achieve Phase IIb start dates for SP-304 in early 2011 for CC and IBS-C

•       Advanced development of SP-333

•       Presented to institutional investors and other funding sources and assisted in successfully raising over $15 million to fund operations

•       Assisted in successfully recruiting additional members of management and the board

Gabriele Cerrone

•       Prepared Synergy in its transformation from a private company to a public company

•       Assisted in successfully raising over $15 million to fund operations

•       Successfully negotiated with manufacturing sources and suppliers

•       Assisted in successfully recruiting additional members of management and the board

        In making its determination as to whether Dr. Jacob and Mr. Cerrone achieved their performance objectives for awarding bonus payments for 2009, the Compensation Committee looked at the above-mentioned performance objectives in totality and what the achievement of those performance objectives meant to us and our business. The Compensation Committee did not assign actual levels of achievement to each objective. With respect to the option grant of 1,800,000 stock options to each of Dr. Jacob and Mr. Cerrone, the Compensation Committee took into account our cash position and the equity holdings of each of Dr. Jacob and Mr. Cerrone as well as the Compensation Committee's belief that the achievement of the 2009 performance objectives were so vital to us that a significant option grant was warranted.

Compensation Risk Management

        We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

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

Employment Agreements and Change in Control Agreements

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $300,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

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

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2009. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        As of December 31, 2009, we had advanced Callisto Pharmaceuticals, Inc., our principal stockholder, $972,552 which is Callisto's share of our payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum and is due on December 19, 2010.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws.†
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan*†
4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 18, 2008)*
10.2	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

Exhibit No.	Description
10.3	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2009)
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

†
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC. (Registrant)
Date: November 8, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB Gary S. Jacob	President and Chief Executive Officer (Principal Executive Officer)	November 8, 2010
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	November 8, 2010
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	November 8, 2010
/s/ MELVIN K. SPIGELMAN Melvin K. Spigelman	Director	November 8, 2010
/s/ ALAN JOSLYN Alan Joslyn	Director	November 8, 2010
/s/ THOMAS H. ADAMS Thomas H. Adams	Director	November 8, 2010

Signature	Title	Date

/s/ JOHN BRANCACCIO John Brancaccio	Director	November 8, 2010
/s/ CHRISTOPHER MCGUIGAN Chris McGuigan	Director	November 8, 2010

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

        Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company's stock options.

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws.†
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan*†
4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 18, 2008)*
10.2	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*
10.3	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2009)
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

†
Previously filed.