Form 10-K
period 2010-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2011-03-16
CIK 1347613

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $350,513,000 on June 30, 2010

         As of March 12, 2011 the registrant had 92,788,164 shares of Common Stock outstanding.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-K

PART I

        This Report on Form 10-K for Synergy Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

        We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant-irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

  Plecanatide

        We are currently developing plecanatide, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. Plecanatide is an agonist of GC-C receptor.

        Plecanatide is covered by a U.S. patent issued on May 9, 2006 with respect to composition of matter that expires on March 25, 2023, subject to possible patent term extension, and a U.S. patent issued on September 21, 2010 with respect to composition of matter that expires on June 9, 2022, subject to possible patent term extension. We have filed patent applications to broaden our patent estate covering GC-C receptor agonists.

  14-Day Phase 2a Clinical Trial in CC

        Summary.    We recently completed a Phase 2a randomized, double-blind, placebo-controlled, 14-day repeat, oral, dose-ranging clinical trial of plecanatide in patients with CC. On October 18, 2010, we presented the results of this clinical trial at the American College of Gastroenterology Annual Scientific Meeting in San Antonio, Texas. This clinical trial enrolled 78 evaluable patients at 14 sites in the United States. The primary objective of this clinical trial was to evaluate the safety of plecanatide in patients with CC. The secondary objectives of this clinical trial were to assess the pharmacokinetic profile of plecanatide and to assess bowel function, including time to first bowel movement, frequency, completeness of evacuation, stool consistency, straining and abdominal discomfort, after treatment with plecanatide.

        Clinical Trial Design.    In this clinical trial we enrolled patients that met the modified Rome III criteria of CC, a standard patient assessment tool used in the diagnosis of patients with CC. Patients also had to have had a colonoscopy within five years before enrollment with no significant findings, had to be in good health as determined by a physical examination and other standard assessments and had to have reported less than six simultaneous bowel movements, or SBMs, and less than three complete SBMs, or CSBMs, in each week during the 14-days before treatment with plecanatide or placebo. SBMs are bowel movements that occur without the use of a laxative, enema or suppository within the preceding 24 hours; and CSBMs are SBMs after which the patient reports a feeling of complete evacuation.

        Patients in this clinical trial received placebo or plecanatide once-daily in the morning for 14 consecutive days at oral doses of 0.3 mg, 1.0 mg, 3.0 mg or 9.0 mg, respectively. There were 20 patients per dose level randomized 3:1, with 15 patients in each dose level receiving plecanatide and five patients in each dose level receiving placebo. A safety review was conducted after each dose level before beginning the next higher dose level.

        Clinical Trial Results.    Plecanatide treatment exhibited a favorable safety profile with no severe adverse events observed, and notably no patients receiving plecanatide reported diarrhea. Ten percent (2/20) of patients receiving placebo and 17.2% (10/58) of patients receiving plecanatide, respectively, reported adverse events, or AEs, related to treatment and 10% (2/20) of patients receiving placebo and 8.6% (5/58) of patients receiving plecanatide, respectively, reported GI-related AEs. The majority of AEs were mild to moderate and transient in nature. One patient on placebo discontinued from the clinical trial due to diarrhea. Additionally, no systemic absorption of plecanatide was detected in patients at any of the dose levels studied.

        Patients in all plecanatide dose levels reported significant decreases in time to first bowel movement after dosing as compared to patients receiving placebo. Patients receiving plecanatide also reported increases in the number of SBMs and CSBMs per week, improved stool consistency and reduced straining during bowel movements as compared to pre-treatment levels for each of these measures of bowel function. In addition, a greater percentage of patients in each plecanatide dose level reported improvement in abdominal discomfort, constipation severity and overall relief after treatment as compared to patients receiving placebo.

Development Plan

        The next clinical trial of plecanatide to treat chronic idiopathic constipation patients is planned to begin in the second half of 2011 and is being designed as a Phase II/III trial. The trial, a 90-day repeat oral dose ranging, randomized, double-blind, placebo-controlled study, will utilize approximately 800 chronic constipation patients, and will have as its primary objective the measure of CSBMs using a responder analysis. The trial will also evaluate SBMs and daily constipation symptoms including straining, stool consistency, abdominal discomfort, plus impact of plecanatide on disease specific quality of life measures.

        We are also preparing to initiate a Phase 2b clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

  SP-333

        We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body's intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as ulcerative colitis and Crohn's disease. Orally-administered SP-333 binds to and activates guanylate cyclase C (GC-C) expressed on epithelial cells lining the GI mucosa, resulting in activation of GC-C. In animal models, oral administration of SP-333 ameliorates GI inflammation by suppressing production of certain pro-inflammatory cytokines.

        More than 500,000 Americans are afflicted with ulcerative colitis, a type of IBD that causes chronic inflammation of the colon. Along with Crohn's disease, the other major form of IBD, ulcerative colitis is painful and debilitating, and can lead to other serious and life-threatening complications such as increased incidence of colon cancer. There is currently no medical cure for ulcerative colitis. A considerable medical need exists for the control and treatment of ulcerative colitis.

        On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering our novel drug candidate SP-333 to treat inflammatory bowel disease (IBD). SP-333 is a second-generation guanylate cyclase C (GC-C) agonist with the potential to treat gastro-intestinal diseases such as ulcerative colitis. The patent entitled "Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders" specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

        We plan to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to treat Ulcerative Colitis, or UC with SP-333 in 2011 and intend to initiate a Phase 1 clinical trial of SP-333 in UC volunteers during 2012.

Manufacturing of our Product Candidates

        We do not have manufacturing capabilities. We currently use contract manufacturers for the manufacturing of plecanatide, SP-333 and our other product candidates. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture plecanatide, SP-333 and any future products that we may develop or acquire. We are in the process of seeking long-term commercial supply contracts with active pharmaceutical ingredient manufacturers, and we anticipate that we will be able to negotiate these third-party agreements on commercially reasonable terms. We are in the process of working with third-party manufacturers to develop the ability to produce plecanatide in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our future commercial needs. It is a fundamental part of our commercial strategy to maintain two or more active pharmaceutical ingredient suppliers to ensure continuity in our supply chain.

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

Research and Development Expenses

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants. Research and development expenses were $9,558,608 for the twelve months ended December 31, 2010, as compared to $3,732,734 and $1,773,494 for the twelve months ended December 31, 2009 and 2008, respectively.

Patents and Proprietary Rights

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

        As of March 12, 2011 we have three issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. In addition, we have three granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, and Japan.

        Additionally as of March 12, 2011, we have 11 pending United States patent applications (seven utility and four provisional) and 29 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

Employees

        As of March 12, 2011, we had 8 full-time and 2 part-time employees. We believe our employee relations are satisfactory.

Our Website

        Our website address is www.synergypharma.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

        As of December 31, 2010 we had an accumulated deficit of $55,141,982. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital within the next year to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs.

        Our operations have consumed $21,852,749 since inception through December 31, 2010. We expect to continue to spend substantial amounts to:

  •
  continue clinical development of plecanatide to treat GI disorders;

  •
  continue development of other product candidates, including SP-333;

  •
  finance our general and administrative expenses;

  •
  prepare regulatory approval applications for plecanatide and other product candidates, including SP-333;

  •
  license or acquire additional technologies;

  •
  launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

  •
  develop and implement sales, marketing and distribution capabilities.

        We will be required to raise additional capital within the next year to continue the development and commercialization of our current product candidates and to continue to fund operations at the current cash expenditure levels. Our future funding requirements will depend on many factors, including, but not limited to:

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

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

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

        Our consolidated financial statements as of December 31, 2010 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Callisto Pharmaceuticals, Inc., or Callisto, owns approximately 48.1% of our outstanding common stock as of March 12, 2011. Therefore, Callisto will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our Articles of Incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated By-Laws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

        The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

The FDA's expectations for clinical trials may change over time, complicating the process of obtaining evidence to support approval of our product candidates.

        In March 2010, the FDA's Center for Drugs Evaluation and Research, or CDER, released a draft guidance entitled: "Irritable Bowel Syndrome—Clinical Evaluation of Products for Treatment" to assist the product sponsors developing new drugs for the treatment of IBS. In pertinent part, this document provides recommendations for IBS clinical trial design and endpoints, and describes the need for the future development of patient-reported outcome, or PRO, instruments for use in IBS clinical trials. The clinical trials we have planned for plecanatide are designed to follow the recommendations included in this draft guidance. We cannot predict when the draft guidance will be finalized and, if it is finalized, whether the final version will include the same recommendations, or whether our currently planned clinical trials of plecanatide will meet the final recommendations.

        When finalized, the guidance document will represent the FDA's thinking on the clinical evaluation of products for the treatment of IBS. FDA guidance documents, however, do not establish legally enforceable requirements, should be viewed only as recommendations, and may be changed at any time. Therefore, even insofar as we intend to follow the recommendations provided in the draft guidance document and the final guidance document when revealed, we cannot be sure that the FDA will accept the results of our clinical research even if such research follows the recommendations in the guidance document.

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

        As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

  •
  the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

        The FDA's review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

        The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data are insufficient to support approval of our product candidates for the claimed intended uses. In addition, even if we obtain approval of an application to market our product candidates, the FDA may subsequently seek to withdraw approval of our NDA if it determines that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, it may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

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

        If approved and commercialized, plecanatide will compete with at least one currently approved prescription therapy for the treatment of CC and IBS-C, Amitiza. In addition, over-the-counter products are also used to treat certain symptoms of CC and IBS-C. We believe other companies are developing products that could compete with plecanatide should they be approved by the FDA. For example, linaclotide is being developed by Ironwood Pharmaceuticals, Inc. This compound is being co-developed with Forest Laboratories, Inc. and has completed Phase 3 clinical trials for CC and IBS-C. Another compound, velusetrag, is being developed by Theravance, Inc. and has completed Phase 2 clinical trials for CC. To our knowledge, other potential competitors are in earlier stages of development. If our potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for plecanatide.

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

        We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

        We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations, including good manufacturing practices, or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.

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

        We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer's compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer's compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of plecanatide and other product candidates, including SP-333, may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any. While we will oversee compliance by our contract manufacturers, ultimately we have no control over our manufacturers' compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of plecanatide or other product candidates is compromised due to a manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize plecanatide or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of plecanatide or other product candidates, entail higher costs or result in our being unable to effectively commercialize plecanatide or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

        We have clinical trial liability insurance with a $5,000,000 aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise.

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

        Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Plecanatide and other product candidates, including SP-333, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

        Products approved for the treatment of IBS have been subject to considerable post-market scrutiny. For example, in 2007, Novartis voluntarily discontinued marketing Zelnorm (tegaserod), a product approved for the treatment of women with IBS-C, after the FDA found an increased risk of serious cardiovascular events associated with the use of the drug. Earlier, in 2000, Glaxo Wellcome withdrew Lotronex (alosetron), which was approved for women with severe diarrhea-prominent IBS, after the manufacturer received numerous reports of AEs, including ischemic colitis, severely obstructed or ruptured bowel, or death. In 2002, the FDA approved the manufacturer's application to make Lotronex available again, on the condition that the drug only be made available through a restricted marketing program.

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

        In the future, we may seek to commercialize plecanatide and/or other product candidates, including SP-333, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that plecanatide or other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of plecanatide or other product candidates and have an adverse effect on our products' commercial potential or require costly post-marketing studies.

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

        We are a small company with 8 full-time and 2 part-time employees as of March 12, 2011. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

        Market acceptance and sales of our product candidates may depend on reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payers. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

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

        The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

        For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA. This law will substantially change the way health care is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA's provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the "donut hole"), we will be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole. Similarly PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also included significant changes to the 340B Drug Pricing Program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

        Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company's ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2010, we had net operating loss carryforwards aggregating approximately $22 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued during the year ended December 31, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our net operating loss carry forwards is limited.

In preparing our consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this material weakness identified as of December 31, 2010 and our ineffective disclosure controls and procedures could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of December 31, 2009 consisted of an Ineffective control environment.

        As a result of this material weakness, our management concluded as of December 31, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        During the year ended December 31, 2010 we implemented and continue to implement remedial measures designed to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures. If these remedial measures are insufficient to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we gain a listing on the NYSE Amex, our common stock could be delisted from that exchange. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control or the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or the ineffectiveness of our disclosure controls and procedures or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

        If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. We have documented and tested our internal control procedures, and during the year ended December 31, 2009, we identified material weaknesses in our internal control over financial reporting and other deficiencies. During the year ended December 31, 2010 we implemented and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, if additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Related to Our Stock

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

        If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including shares issued upon the exercise of outstanding options or warrants the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management's attention and harm our business.

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

        As of March 12, 2011 we have three issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. In addition, we have three issued foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Hong Kong and Japan.

        Additionally as of March 12, 2011, we have 11 pending United States patent applications (seven utility and four provisional) and 29 pending foreign patent applications covering various derivatives and analogs of plecanatide and SP-333. We may file additional patent applications and extensions. In April 2010, two parties filed an opposition to our granted European patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Our corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY. This facility is provided to us under a space sharing arrangement with Callisto Pharmaceuticals, our principal stockholder. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2011. We also occupy a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2011, which we expect to renew.

ITEM 3.    LEGAL PROCEEDINGS.

        On December 22, 2009, we, through our subsidiary, Synergy Advanced Pharmaceuticals, Inc., filed a complaint in the Supreme Court of the State of New York against CapeBio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits derived from their claimed misappropriation of plaintiff's intellectual property.

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Prices

        From August 11, 2008 until February 18, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol "SGYP.OB." Since February 22, 2011, our common stock has been traded on the OTC QB under the symbol "SGYP." The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board and the OTC QB since that date.

	High	Low
Year ended December 31, 2009
First quarter	$2.65	$2.55
Second quarter	$2.95	$2.62
Third quarter	$3.08	$2.95
Fourth quarter	$5.60	$3.06
Year ended December 31, 2010
First quarter	$8.45	$5.60
Second quarter	$11.00	$7.30
Third quarter	$7.50	$2.50
Fourth quarter	$5.05	$3.0
Year ending December 31, 2011
First quarter (through March 12, 2011)	$5.49	$2.86

Holders of Common Stock

        As of March 12, 2011, we had 78 holders of record of our common stock.

Dividends

        Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	8,604,016	$0.51	6,395,984
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	8,604,016	$0.51	6,395,984

        As of December 31, 2010 there were 8,604,016 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and no options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 6,395,984 stock options available for future issuance under the Plan and 1,000,000 stock options available for future issuance under the Directors Plan. On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2010 and 2009, as well as consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except for weighted average shares)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Costs and Expenses:
Research and development	9,559	3,733	1,773	—	—
Purchased in-process research and development	—	—	28,157	—	—
General and administrative	6,562	4,467	1,799	—	—

Loss from Operations	(16,121)	(8,200)	(31,729)	—	—
Other income	494	—	—	—	—
Interest and investment income	108	75	5
Change in Fair Value of Financial Instruments	297	—	—	—	—

Loss from Continuing Operations	(15,222)	(8,125)	(31,724)	—	—
Net Loss from Discontinued Operations	—	—	(32)	(20)	(20)

Net Loss	$(15,222)	$(8,125)	$(31,756)	$(20)	$(20)

Net Loss per common share, basic and diluted	$(0.17)	$(0.11)	$(0.27)	$—	$—
Weighted Average Common Shares Outstanding	89,750,712	73,281,327	118,600,496	165,081,215	165,081,215

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,708	$7,153	$216	$2	$2
Working capital	(2,307)	6,487	(1,172)	(14)	(3)
Total assets	4,401	9,211	922	4	5
Total stockholder's equity	$(4,099)	$7,484	$(1,156)	$(11)	$—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors," and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

FINANCIAL OPERATIONS OVERVIEW

        From inception through December 31, 2010, we have sustained cumulative net losses of $55,141,982. From inception through December 31, 2010, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC Topic 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2010 and 2009 we had $683,182 and $1,000,000, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company's consolidated balance sheet.

Stock-Based Compensation

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2010 stock-based compensation expense has totaled $2,146,603.

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

Fair value of financial instruments

        We have adopted FASB ASC 820 Fair Value Measurements and Disclosures ("ASC 820") for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

        ASC 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  •
  Level 3—Instruments where significant value drivers are unobservable to third parties.

Warrants

        We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging ("ASC 815"), are recorded at their fair market value as of each reporting period. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption "Change in fair value of derivative liabilities."

        The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2010 the fair value of such warrants was $3,487,959, which we classified as a long term derivative liability on our balance sheet. As of December 31, 2009 we had no warrants outstanding and no related derivative liabilities on our balance sheet.

        As of December 31, 2010 and 2009 we did not hold any Level 1 or Level 2 securities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

        We had no revenues during the twelve months ended December 31, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        For the twelve months ended December 31, 2010, research and development expenses increased $5,825,874 or 156% to $9,558,608 as compared to $3,732,734 during the twelve months ended December 31, 2009. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) procurement of drug substance, totaling approximately $2,625,000 as compared to $910,000 during the 12 months ended December 31, 2009 in support of ongoing and planned clinical trials, (ii) program expenses including animal studies, analytical testing and clinical data monitoring and patient costs of approximately $5,484,000, as compared to $1,956,000 during the 12 months ended December 31, 2009, (iii) scientific and regulatory advisory fees and expenses of approximately $346,000, as compared to $224,000 during the 12 months ended December 31, 2009, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $1,103,000, as compared to $643,000 during the 12 months ended December 31, 2009 as we hired additional product development personnel.

        For the twelve months ended December 31, 2010, general and administrative expenses increased $2,095,369 or 47% to $6,562,658, as compared to $4,467,289 during the 12 months ended December 31, 2009. These expenses primarily include (i) higher facilities cost of approximately $886,000 as compared to $707,000 during the 12 months ended December 31, 2009, (ii) higher accounting, corporate legal and tax services of approximately $1,524,000, as compared to $959,000 during the 12 months ended December 31, 2009 due to filings of registration statements, (iii) consultants and advisors of approximately $2,266,000, as compared to $963,000 during the 12 months ended December 31, 2009, (iv) travel of approximately $252,000, as compared to $138,000 during the 12 months ended December 31, 2009 and (v) salaries and wages, stock based compensation and related employee benefits of approximately $1,633,000, which were $64,000 or 4% lower, as compared to $1,697,000 during the 12 months ended December 31, 2009.

        Net loss for the twelve months ended December 31, 2010 was $15,221,441 compared to a net loss of $8,125,100 incurred for the twelve months ended December 31, 2009. This increase in our net loss of $7,096,341, or 87% was a result of the increases in research and development and general and administrative expenses discussed above, partially offset by (i) a gain resulting from the change in fair value of our derivative liability of $296,784,(ii) a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and $250,000 New York City Biotechnology refundable tax credit and (iii) higher interest income of $33,000 on higher related party balances.

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

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

        For the twelve months ended December 31, 2009, research and development expenses totaled $3,732,734 as compared to $1,773,494 during the twelve months ended December 31, 2008. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate for the full 12 months ended December 31, 2009 as compared to the 5.5 months ended December 31, 2008. These expenses included (i) procurement of drug substance, totaling approximately $910,000 to move our clinical trials into Phase II, as compared to $523,470 during the 5.5 months ended December 31, 2008, (ii) program expenses including animal studies, analytical testing and clinical trial insurance of approximately $1,956,000, as compared to $540,312 during the 5.5 months ended December 31, 2008, (iii) scientific and expenses of approximately $224,000, as compared to $261,808 during the 5.5 months ended December 31, 2008, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $643,000, as compared to $276,124 during the 5.5 months ended December 31, 2008.

        The fair value of the 45,464,760 shares issued in connection with the Exchange Transaction, totaled $27,278,856 on July 14, 2008, based on a per share value of $0.60, which was the per share price of our 5,000,000 common shares sold in a private placement on that date. In addition, the net assets and liabilities of Synergy-DE, primarily cash and accounts payable, were stated at their fair value, which totaled net liabilities acquired of $877,646. The total remaining consideration was allocated to research and development projects which had not yet reached technological feasibility and, having no alternative use, this total amount of $28,156,502 was charged to purchased in-process research and development expense during the 5.5 months ended December 31, 2008. There were no such expenses during the twelve months ended December 31, 2009. In addition, the purchase of all the assets and liabilities of Synergy-DE was treated as an asset acquisition.

        For the twelve months ended December 31, 2009, general and administrative expenses were $4,467,289, as compared to $1,798,617 during the 5.5 months ended December 31, 2008. These expenses primarily include (i) non-scientific salaries and wages, stock based compensation and related employee benefits of approximately $1,697,000, as compared to $718,000 during the 5.5 months ended December 31, 2008. (ii) facilities cost of approximately $707,000 as compared to $277,953 during the 5.5 months ended December 31, 2008. (iii) Independent public accounting, corporate legal and tax services of approximately $959,000, as compared to $481,000 during the 5.5 months ended December 31, 2008, (iv) consultants and advisors of approximately $963,000, as compared to $253,754 during the 5.5 months ended December 31, 2008 and (v) travel of approximately $138,000, as compared to $64,494 during the 5.5 months ended December 31, 2008.

        Net loss for the twelve months ended December 31, 2009 was $8,125,100 compared to a net loss of $31,755,180 incurred for the twelve months ended December 31, 2008 for the reasons discussed above. In addition we had higher interest income of $74,923 on higher cash balances during the twelve months ended December 31, 2009, as compared to $4,993 for the twelve months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, we had $1,707,516 in cash and cash equivalents, compared to $7,152,568 as of December 31, 2009. Net cash used in operating activities was $11,454,387 for the twelve months ended December 31, 2010 as compared to $8,491,318 during the twelve months ended December 31, 2009. Net cash provided by financing activities for the twelve months ended December 31, 2010 was $6,710,870, as compared to $15,710,098 provided during the twelve months ended December 31, 2009.

        As of December 31, 2010 we had a negative working capital of $2,307,290, as compared to a positive working capital of $6,487,466 on December 31, 2009.

        On February 8, 2011, we entered into a loan agreement with an investor, pursuant to which the investor agreed to lend an aggregate $950,000 to us. Simultaneously with the execution and delivery of the loan agreement, we issued a note to the investor in the principal amount of $500,000. We have the option to issue an additional note to the investor in the principal amount of $450,000 beginning February 21, 2011. The notes bear interest at 17% per annum and are payable on April 1, 2011.

        On March 4, 2011, we closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. We issued to the investor 600,000 shares of our common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share.

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

        Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$147,035	$147,035	$—	$—	$—
Purchase obligations—principally employment and consulting services(1)	2,499,000	833,000	1,666,000	—	—
Purchase Obligations—Major Vendors(2)	1,483,512	1,483,512	—	—	—

Total obligations	$4,129,547	$2,463,547	$1,666,000	$—	$—

(1)
Represents salary and bonus for remaining term of employment agreement with Gary S. Jacob, CEO and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2)
Represents amounts that will become due upon future delivery of drug substance from various suppliers, under open purchase orders as of December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU

2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Synergy expects the adoption of this standard will not have a material effect on its results of operation or its financial position.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position. (see Note 12. below)

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company's financial statements. (see Note 9. below)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 2010 and 2009, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in a money market fund managed by a commercial bank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 and for the fiscal years ended December 31, 2010, 2009 and 2008 and for the period from November 15, 2005 (inception) to December 31, 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, and due to the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting , our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

        Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

Control environment

        During 2010, we did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-

blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

        We plan to remediate this material weakness during 2011 by:

  a)
  Enforcing and monitoring our existing whistle-blower policy by ensuring every new employee signs a statement acknowledging and understanding our whistle-blower policy.

  b)
  Reconfirming on an annual basis with each employee his/her understanding of our whistle-blower policy.

  c)
  Having the Chairman of our audit committee in conjunction with our outside counsel monitor any whistle-blower reports on a quarterly basis.

  d)
  Provide a direct channel of communication to the Chairman of our audit committee for any whistle-blowers to utilize.

  e)
  Having our audit committee periodically review management's assessment of fraud risk and controls designed to mitigate them.

        BDO USA LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2010. This report appears below.

c) Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.

        We have audited Synergy Pharmaceuticals, Inc. and subsidiaries' (a development stage Company) (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weakness related to the following areas have been identified and included in management's assessment:

Control environment—The Company did not maintain an effective control environment with respect to maintaining an effective anti-fraud program.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010 and this report does not affect our report dated March 16, 2011 on those financial statements.

        In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 and for the period from November 15, 2005 (inception) to December 31, 2010 and the related consolidated statement of stockholders equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

BDO Seidman, LLP
New York, New York
March 16, 2011

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth certain information regarding the directors and executive officers of Synergy Pharmaceuticals, Inc. as of March 16, 2011:

Name	Age	Position
Gary S. Jacob	63	President, Chief Executive Officer and Director
Kunwar Shailubhai	53	Chief Scientific Officer
Bernard F. Denoyer	63	Senior Vice President, Finance, Secretary
Gabriele M. Cerrone	38	Chairman, Director
Melvin K. Spigelman	62	Director
John P. Brancaccio	63	Director
Thomas H. Adams	68	Director
Christopher McGuigan	52	Director
Alan F. Joslyn	52	Director

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

        Bernard F. Denoyer, has served as our Senior Vice President, Finance and Secretary since July 2008. Since December 2007, Mr. Denoyer has been Senior Vice President, Finance and Secretary of Callisto Pharmaceuticals, Inc. and from January 2004 to November 2007 Mr. Denoyer has served as Callisto's Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

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

Compensation of Directors

        Under the 2010 Directors Stock Option Plan, upon election to the Board, each non-employee and non-consultant director receives a grant of stock options vesting over three years and having an exercise price equal to the fair market value of the common stock on the date of grant.

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

Determining the Amount of Each Element of Compensation

        Base Pay.    We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. The Compensation Committee considered the scope of and accountability associated with each executive officer's position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2010. With respect to executive officers other than Dr. Jacob, who is discussed below, the Compensation Committee targeted base salaries to be competitive with our peers within the biotechnology industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

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

Chief Executive Officer Compensation for Fiscal Year 2010

        On February 1, 2010, Dr. Jacob entered into an Amended and Restated Executive Employment Agreement with us as approved by the Compensation Committee which extended the term under his employment agreement to December 31, 2012. In addition, in the agreement we deleted the bonus provision which provided for a bonus if we engaged in a merger or sale of our company with a minimum value of $150 million, $200 million and $250 million during the first, second and third year of the agreement and replaced it with a bonus of 2.5% of the value of the company if there is a merger or sale of the company and the value of the company at the time of the merger or sale equals or exceeds $400 million. The Compensation Committee believes that the amendments to Dr. Jacob's employment agreement incentivize Dr. Jacob to the maximum extent possible to obtain the highest price possible for shareholders in the event of a sale or merger of our company. As of March 12, 2011, the Compensation Committee has made no changes to Dr. Jacob's compensation for 2011.

2010 Bonus

        On March 2, 2011, the Compensation Committee approved a $189,000 bonus for Dr. Jacob and a $185,850 bonus for Mr. Cerrone, each of which were 60% of such individual's base salary for 2010. The Compensation Committee reviewed the following factors in determining the amount of the bonus awarded to each individual. In addition, because the Compensation Committee viewed the factors as being interrelated and applicable to each of Dr. Jacob and Mr. Cerrone, the Compensation Committee assigned a percentage to each of the factors as to how much of the bonus that particular factor represented. Dr. Jacobs' employment agreement and Mr. Cerrones' consulting agreement allows for an annual bonus equal to 50% of their base salary or base compensation, as the case may be. The percentages below translated into a bonus equal to 60% of their base salary or base compensation, as the case may be. The Compensation Committee believed that each of Dr. Jacob and Mr. Cerrone did an outstanding job during 2010 in a challenging environment with limited resources and that accounted for the extra 10% bonus payment.

  1.
  Successful execution of a Phase IIa clinical trial of plecanatide in CC patients, establishing drug efficacy in this trial and setting doses for a subsequent Phase II/III trial—Represented 60% of the bonus for each individual.

  2.
  Successfully filing an IND on SP-333 and initiating a Phase I safety trial in volunteers in 2010—Represented 0% of the bonus for each individual.

  3.
  Recruiting key members of management such as (i) Chief Medical Officer, (ii) Chief Business Officer, (iii) Director of Regulatory Sciences and (iv) Head of Quality Assurance—Represented 5% of the bonus for each individual.

  4.
  Certain plecanatide manufacturing milestones—Represented 25% of the bonus for each individual.

  5.
  Successfully execute a public offering raising substantial capital—Represented 25% of the bonus for each individual.

  6.
  Successfully move the trading of our common stock onto a national securities exchange—Represented 5% of the bonus for each individual.

        In making its determination as to whether Dr. Jacob and Mr. Cerrone achieved their performance objectives for awarding bonus payments for 2010, the Compensation Committee looked at the above-mentioned performance objectives in totality and what the achievement of those performance objectives meant to us and our business. The Compensation Committee did not assign actual levels of achievement to each objective.

2011 Bonus Criteria

        As of March 12, 2011, the Compensation Committee had not yet determined the performance criteria for Dr. Jacob's and Mr. Cerrone's 2011 bonus.

Compensation Risk Management

        We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2010.

Name & Principal Position	Year	Salary	Bonus		Option and Restricted Stock Awards(1)		Total
Gabriele M. Cerrone	2010	$280,250	$1,397,762	(2)	$11,712,727	(3)	$13,390,739
Chairman	2009	187,761	150,000		—		337,761
	2008	63,021	—		697,625		760,646
Gary S. Jacob	2010	285,000	189,000		11,712,727	(3)	12,186,727
President, Chief Executive Officer	2009	243,937	150,000		—		393,937
and Director	2008	98,437	—		710,327		808,764
Bernard Denoyer	2010	176,000	—		315,306	(3)	491,306
Senior Vice President,	2009	125,687	—		—		125,687
Principal Financial Officer	2008	41,562	—		76,660		118,222
Kunwar Shailubhai	2010	220,000	—		2,364,795	(3)	2,584,795
Chief Scientific Officer	2009	176,250	—		—		176,250
	2008	117,083	8,813		522,038		647,934

(1)
Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

(2)
$1,211,912 of such amount represents an accrued realization bonus. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

(3)
Options underlying these amounts vest and are exercisable at $0.70 per share upon a change of control.

Grants of Plan-Based Awards

        The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2010:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($)(2)
Gabriele M. Cerrone	February 25, 2010	1,800,000	$0.70	$11,712,727
Gary S. Jacob	February 25, 2010	1,800,000	0.70	11,712,727
Bernard Denoyer	June 22, 2010	40,000	0.70	315,306
Kunwar Shailubhai	June 22, 2010	300,000	0.70	2,364,795

(1)
Options vest and are exercisable upon a change of control of our company.

(2)
Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Restricted Stock That Have Vested (#)(5)
Gabriele Cerrone	616,708	2,108,355	(1)	$0.25 - $0.70	July 3, 2018 & June 22, 2020	187,470
Gary S. Jacob	633,282	2,116,640	(2)	$0.25 - $0.70	July 3, 2018 & June 22, 2020	187,470
Bernard F. Denoyer	100,023	90,012	(3)	$0.25 - $0.70	July 3, 2018 & June 22, 2020	—
Kunwar Shailubhai	583,368	591,684	(4)	$0.25 - $0.70	July 3, 2018 & June 22, 2020	62,441

(1)
The unexercisable options of 308,355 vest on July 3, 2011, and 1,800,000 shares vest upon change of control.

(2)
The unexercisable options of 316,640 vest on July 3, 2011, and 1,800,000 options vest upon change of control.

(3)
The unexercisable options of 50,012 vest on July 3, 2011, and 40,000 options vest upon change of control.

(4)
The unexercisable options of 291,684 vest on July 3, 2011, and 300,000 shares vest upon change of control.

(5)
The restricted stock awards vested fully on July 3, 2010.

Director Compensation

        The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash
Melvin K. Spigelman(1)	$25,000
John P. Brancaccio(2)	$29,875
Thomas H. Adams(3)	$21,500
Christopher McGuigan(4)	$21,500
Alan Joslyn(5)	$17,250

(1)
As of December 31, 2010, 324,000 stock options were outstanding, of which 200,000 were exercisable.

(2)
As of December 31, 2010, 228,045 stock options were outstanding, of which 133,364 were exercisable.

(3)
As of December 31, 20010, 221,545 stock options were outstanding, of which 133,364 were exercisable.

(4)
As of December 31, 2010, 222,545 stock options were outstanding, of which 133,364 were exercisable.

(5)
As of December 31, 2010, 53,000 stock options were outstanding, none of which were exercisable.

Employment Agreements and Change in Control Agreements

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $315,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2010. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $945,000, less applicable withholding.

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $309,750 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2010. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

        If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $929,250 less applicable withholding.

        On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy-DE in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement was for a term of 12 months beginning April 6, 2004 and was automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy, his salary is currently $230,000 per year and he is eligible to receive a discretionary performance bonus of up to 25% of his salary per year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 12, 2011 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Synergy Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, NY 10170.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Executive officers and directors:
Gabriele M. Cerrone	991,647	(2)	*
Gary S. Jacob, Ph.D.	1,008,221	(3)	*
Kunwar Shailubhai, Ph.D.	708,250	(4)	*
Bernard Denoyer	100,023	(5)	*
John Brancaccio	133,364	(6)	*
Chris McGuigan	133,364	(7)	*
Thomas Adams	133,364	(8)	*
Melvin K. Spigelman, M.D.	200,000	(9)	*
Alan F. Joslyn	0		—
All Officers and Directors as a Group (9 persons)	3,408,232	(10)	3.6
5% or greater holders:
Callisto Pharmaceuticals, Inc. 420 Lexington Avenue, Suite 1609 New York, NY 10170	44,590,000		48.1

*
less than 1%

(1)
Based on 92,788,164 shares outstanding on March 12, 2011.

(2)
Includes 616,708 shares of common stock issuable upon exercise of stock options.

(3)
Includes 633,282 shares of common stock issuable upon exercise of stock options.

(4)
Includes 583,368 shares of common stock issuable upon exercise of stock options.

(5)
Consists of 100,023 shares of common stock issuable upon exercise of stock options.

(6)
Consists of 133,364 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 133,364shares of common stock issuable upon exercise of stock options.

(8)
Consists of 133,364shares of common stock issuable upon exercise of stock options.

(9)
Consists of 200,000 shares of common stock issuable upon exercise of stock options.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        As of December 31, 2010, we had advanced Callisto Pharmaceuticals, Inc., our principal stockholder, $1,663,935 which is Callisto's share of our payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum and is due on December 19, 2011.

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2010 and therefore not met or earned. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $169,250 and $176,000, respectively.

Audit-Related Fees

        There were no aggregate fees billed for the fiscal year ended December 31, 2010 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

        The aggregate fees billed for the fiscal year ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for tax related research and advice were $22,500 and $12,000, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
List of Documents Filed as a Part of This Report:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2010, 2009 and 2008 and for the period November 15, 2005 (inception) to December 31, 2010	F-4
Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the period November 15, 2005 (inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008 and for the period November 15, 2005 (inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7
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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 15, 2010).
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*
4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).
4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).
4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 5, 2010).
4.6	Form of Note.
4.7	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).

Exhibit No.	Description
10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*
10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*
10.3
Amended and Restated Executive Employment Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2010)*
10.4
Amended and Restated Consulting Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2010)*
10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**
10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**
10.7	Form of Loan Agreement dated February 8, 2011.
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)
23	Consent of BDO USA LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or compensatory plan or arrangement.

**
Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a `request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC. (Registrant)
Date: March 16, 2011	By:	/s/ GARY S. JACOB Gary S. Jacob, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB Gary S. Jacob	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 16, 2011
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	March 16, 2011
/s/ MELVIN K. SPIGELMAN Melvin K. Spigelman	Director	March 16, 2011
/s/ ALAN JOSLYN Alan Joslyn	Director	March 16, 2011
/s/ THOMAS H. ADAMS Thomas H. Adams	Director	March 16, 2011
/s/ JOHN BRANCACCIO John Brancaccio	Director	March 16, 2011
/s/ CHRIS MCGUIGAN Chris McGuigan	Director	March 16, 2011

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the three years ended December 31, 2010, 2009 and 2008 and November 15, 2005 (inception) to December 31, 2010	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period November 15, 2005 (Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009 and 2008, and for the period November 15, 2005 (Inception) to December 31, 2010	F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2010 and 2009, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 and for the period from November 15, 2005 (inception) to December 31, 2010 and the related consolidated statement of stockholders' equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and for the period from November 15, 2005 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 16, 2011

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$1,707,516	$7,152,568
Prepaid expenses and other current assets	997,584	1,061,630

Total Current Assets	2,705,100	8,214,198
Property and equipment, net	7,749	9,725
Security deposits	14,025	14,025
Due from controlling shareholder	1,674,087	972,552

Total assets	$4,400,961	$9,210,500

Current Liabilities:
Accounts payable	$2,961,333	$1,283,466
Accrued expenses	2,051,057	443,266

Total Current Liabilities	5,012,390	1,726,732
Derivative financial instruments, at estimated fair value-warrants	3,487,959	—

Total Liabilities	8,500,349	1,726,732
Stockholders' (Deficit)/Equity:
Common stock, par value of $.0001 Authorized 200,000,000 shares at December 31, 2010 and 2009. Outstanding 92,188,164 and 88,423,359 shares at December 31, 2010 and 2009, respectively	9,220	8,844
Preferred stock, Authorized 20,000,000 shares and 0 shares outstanding at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	51,033,374	47,395,465
Deficit accumulated during development stage	(55,141,982)	(39,920,541)

Total Stockholders' (Deficit) Equity	(4,099,388)	7,483,768

Total Liabilities and stockholders' deficit	$4,400,961	$9,210,500

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			For the period November 15, 2005 (inception) to December 31, 2010
	2010	2009	2008
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	9,558,608	3,732,734	1,773,494	14,994,400
Purchased in-process research and development	—	—	28,156,502	28,156,502
General and administrative	6,562,658	4,467,289	1,798,617	12,899,000

Loss from Operations	(16,121,266)	(8,200,023)	(31,728,613)	(56,049,902)
Interest and investment income	108,562	74,923	4,993	188,478
Other income	494,479	—	—	494,479
Change in fair value of derivative instruments—warrants	296,784	—	—	296,784

Loss from Continuing Operations	(15,221,441)	(8,125,100)	(31,723,620)	(55,070,161)
Loss from discontinued operations	—	—	(31,560)	(71,821)

Net loss	$(15,221,441)	$(8,125,100)	$(31,755,180)	$(55,141,982)

Weighted Average Common Shares Outstanding
Basic and Diluted (restated for stock split)	89,750,712	73,281,327	118,600,496

Net Loss per Common Share, Basic and Diluted
Net Loss from Continuing Operations	$(0.17)	$(0.11)	$(0.27)
Discontinued Operations:	—	—	—

Net Loss per Common Share, Basic and Diluted	$(0.17)	$(0.11)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	151,381,215	15,138	(13,138)	—	2,000
Sale of common stock	13,700,000	1,370	16,730	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	165,081,215	16,508	3,592	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	165,081,215	16,508	3,592	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	165,081,215	16,508	12,485	(40,261)	(11,268)
Cancellation of unregistered founder shares	(149,981,208)	(14,998)	14,998	—	—
Common stock issued via Exchange Transaction	45,464,760	4,546	27,274,315	—	27,278,861
Common stock issued via private placement—	5,041,667	504	3,024,496	—	3,025,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the period	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	65,606,434	$6,560	$30,633,089	$(31,795,441)	$(1,155,792)
Common stock issued via private placements	22,814,425	2,282	15,967,818	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	2,500	2	1,498	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the period	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	88,423,359	8,844	47,395,465	(39,920,541)	7,483,768
Common stock issued via registered direct offering and private placement	2,418,000	242	7,178,758	—	7,179,000
Fees and expenses related to direct offering	—	—	(468,130)	—	(468,130)
Warrants reclassified to derivative liability	—	—	(3,784,743)	—	(3,784,743)
Common stock issued to extend lock-up agreements related to unregistered shares	1,341,867	134	(134)	—	—
Common stock Issued for services rendered	4,938	—	18,271	—	18,271
Stock based compensation expense	—	—	693,887	—	693,887
Net loss for the period	—	—	—	(15,221,441)	(15,221,441)

Balance, December 31, 2010	92,188,164	$9,220	$51,033,374	$(55,141,982)	$(4,099,388)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from November 15, 2005 (Inception) to December 31, 2010
	2010	2009	2008
Cash Flows From Operating Activities:
Net loss	$(15,221,441)	$(8,125,100)	$(31,755,180)	$(55,141,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,976	1,976	494	5,174
Stock-based compensation expense	712,158	1,054,562	379,883	2,146,603
Purchased in-process research and development	—	—	28,156,502	28,156,502
Change in fair value of derivative instruments—warrants	(296,784)	—	—	(296,784)
Changes in operating assets and liabilities:
Security deposit	—	(9,625)	(4,400)	(14,025)
Accounts payable and accrued expenses	3,285,658	(351,501)	1,343,957	4,289,347
Prepaid expenses and other current assets	64,046	(1,061,630)	—	(997,584)

Total Adjustments	3,767,054	(366,218)	29,876,436	33,289,233

Net Cash Used in Operating Activities	(11,454,387)	(8,491,318)	(1,878,744)	(21,852,749)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)	(155,326)
Loans from (to) related parties	(701,535)	(282,219)	(694,833)	(1,674,087)
Additions to property and equipment	—	—	(8,809)	(12,195)

Net Cash used in by Investing Activities	(701,535)	(282,219)	(858,968)	(1,841,608)

Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	—	8,893
Issuance of common stock	—	—	—	2,000
Proceeds of private placement of common stock	7,179,000	15,970,100	3,025,000	26,174,100
Proceeds from sale of unregistered common stock to founders	—	—	—	18,100
Fees and expenses related to private placements	(468,130)	(260,002)	(73,088)	(801,220)

Net Cash provided by Financing Activities	6,710,870	15,710,098	2,951,912	25,401,873

Net increase (decrease) in cash and cash equivalents	(5,445,052)	6,936,561	214,200	1,707,516
Cash and cash equivalents at beginning of period	7,152,568	216,007	1,807	—

Cash and cash equivalents at end of period	$1,707,516	$7,152,568	$216,007	$1,707,516

Supplementary disclosure of cash flow information:
Cash paid for taxes	$31,315	$6,289	$632	$33,821
Value of common stock issued via Exchange Transaction	$—	$—	$27,278,861	$27,278,861
Value of warrants classified as derivative liability	$3,784,743	$—	$—	$3,784,743
Value of common stock issued to induce stockholders to extend lock-up agreements	$3,235,040	$—	$—	$3,235,040

        Cash flow activities for the twelve months ended December 31, 2008, and inception to December 31, 2010, include discontinued operations of Synergy's pet food business prior to July 14, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

        Synergy Pharmaceuticals, Inc., incorporated in Florida on November 15, 2005, ("Synergy" or the "Company") is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant-irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

  Plecanatide

        Synergy is currently developing plecanatide, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. Plecanatide is an agonist of GC-C receptor.

        Plecanatide is covered by a U.S. patent issued on May 9, 2006 with respect to composition of matter that expires on March 25, 2023, subject to possible patent term extension, and a U.S. patent issued on September 21, 2010 with respect to composition of matter that expires on June 9, 2022, subject to possible patent term extension. Synergy has filed patent applications to broaden our patent estate covering GC-C receptor agonists.

  SP-333

        We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body's intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as ulcerative colitis and Crohn's disease.

        On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering Synergy's novel drug candidate SP-333 to treat inflammatory bowel disease (IBD). SP-333 is a second-generation guanylate cyclase C (GC-C) agonist with the potential to treat gastro-intestinal diseases such as ulcerative colitis. The patent entitled "Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders" specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

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

        These consolidated financial statements include Synergy and subsidiaries: (1) Synergy-DE, (2) Synergy Advanced Pharmaceuticals, Inc. and (3) IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Synergy's independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in Synergy's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of December 31, 2010, Synergy had an accumulated deficit of $55,141,982 and expects to incur significant and increasing operating losses for the next several years as the Company expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

        Net cash used in operating activities was $11,454,387 for the twelve months ended December 31, 2010. As of December 31, 2010 Synergy has $1,707,516 of cash. During the twelve months ended December 31, 2010, Synergy incurred net losses from continuing operations of $15,221,441. To date, Synergy's sources of cash have been primarily limited to the sale of common stock. Net cash provided by financing activities for the twelve months ended December 31, 2010 was $6,710,870. As of December 31, 2010 Synergy had a negative working capital of $2,307,290.

        Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. Synergy has accordingly taken steps to conserve cash which include extending payment terms to our suppliers as

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Going Concern (Continued)

well as substantial management and staff salary cuts and deferrals. These actions may not be sufficient to allow the Company time to raise additional capital.

        Synergy will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Synergy raises additional funds by issuing equity securities, Synergy's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy's ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of checking accounts and short-term money market funds as of December 31, 2010 and December 31, 2009 on deposit with U.S. commercial banks, which at any point in time, may exceed federally insured limits. We consider all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Derivative Instrument

        The Company's derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on the Company's balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. Changes in fair value are recorded in the Company's statement of operations

Fair Value of Financial Instruments

        In accordance with Accounting Standards Codification ("ASC") Subtopic 820-10, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:

  •
  Level 1, defined as observable inputs such as quoted prices for identical assets in active markets;

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Going Concern (Continued)

  •
  Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring management to develop its own assumptions based on best estimates of what market participants would use in pricing an asset or liability at the reporting date.

        Financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts which approximate fair value due to their short term nature.

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

Contingencies

        In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, ("ASC Topic 450"), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 7, Commitments and Contingencies below.

Research and Development

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants are expensed as incurred.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Going Concern (Continued)

        In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development for nonrefundable deposits on production of drug substance of its drug candidate plecanatide and SP-333, as current assets on the Company's balance sheet totaling $683,182 and $1 million as of December 31, 2010 and December 31, 2009, respectively. Synergy expenses these advance payments when drug compound is delivered.

Loss Per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, ("ASC Topic 260") for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2010 and December 31, 2009 the effect of 8,604,016 and 4,214,016 outstanding stock options and other common stock equivalents were excluded from the calculation of diluted loss per share because the effect was antidilutive.

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

3. Acquisition and Stockholders' Equity (Deficit)

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

3. Acquisition and Stockholders' Equity (Deficit) (Continued)

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

3. Acquisition and Stockholders' Equity (Deficit) (Continued)

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

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of Synergy's common stock and one warrant to purchase one additional share of Synergy's common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement,

        On August 16, 2010, Synergy entered into a securities purchase agreement with an accredited investor to sell securities and raise gross proceeds of $400,000 in a private placement. The Company sold 98,765 units to the investor with each unit consisting of one share of the Company's common stock and one warrant to purchase one additional share of the Company's common stock. The purchase price paid by the investor was $4.05 for each unit. The warrants expire after five years and are exercisable at $4.25 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        On July 13, 2010 and October 12, 2010 Synergy issued 1,341,867 shares of its common stock as consideration for an agreement by certain holders of the Company's common stock to extend their lock-up of such shares from August 15, 2010 to January 15, 2011 or enter into a lock-up agreement until such date, as the case may be. This issuance was approved by the Company's Board of Directors on June 22, 2010 and represents 5% of the shares of previously issued common stock currently subject to a lock-up agreement or being requested to lock-up, as the case maybe. The fair value of the common stock issued to accomplish this lock-up extension totaled $3,235,040, based on the estimated fair value of the shares issued in connection with the June 30, 2010 and October 6, 2010 registered direct offerings. This amount was charged to additional paid in capital as a cost of facilitating the June 30, 2010 registered direct offering.

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

3. Acquisition and Stockholders' Equity (Deficit) (Continued)

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

        As of December 31, 2010 Synergy's principal shareholder, Callisto, owns 48.4% of its outstanding shares. As of December 31, 2010 and 2009 the balance due from its majority shareholder amounted to $1,674,087 and $972,552, respectively. This balance represents Callisto's share of Synergy payments for common operating costs since the inception. Due to the uncertainty surrounding Callisto's ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified it as a long term asset as of December 31, 2010 and December 31, 2009.

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

        On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. As of December 31, 2010 there were 8,604,016 stock options outstanding under the Plan, leaving 6,395,984 stock options available for future issuance under the Plan

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounting for Shared-Based Payments (Continued)

        Stock-based compensation, including all options and restricted stock units, has been recognized in operating results as follow:

	Years Ended December 31,
				November 15, 2005 (inception) to December 31, 2010
	2010	2009	2008
Employees—included in research and development	$187,520	$252,541	$79,530	$519,591
Employees—included in general and administrative	210,591	358,167	112,728	681,486

Subtotal employee stock based compensation	398,111	610,708	192,258	1,201,077
Non-employees—included in research and development	52,184	33,913	8,548	94,646
Non-employees—included in general and administrative	261,863	409,941	179,077	850,880

Subtotal non-employee stock based compensation	314,047	443,854	187,625	945,526

Total stock-based compensation expense	$712,158	$1,054,562	$379,883	$2,146,603

        The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.31% - 2.71%	2.20%	2.67% - 3.28%
Dividend yield	—	—	—
Expected volatility	90%	90%	90%
Expected term (in years)	6.0 yrs	6.0 yrs	6.0 yrs

        Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company's stock options.

        Dividend yield—Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

        Expected volatility—Based on the historical volatility of Synergy stock.

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

4. Accounting for Shared-Based Payments (Continued)

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

        The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2010 and December 31, 2009 estimated as of the grant date using the Black-Scholes option valuation model was $6.77 and $4.33 per share, respectively.

        The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2010, December 31, 2009, and December 31, 2008 was $314,921, $1,010,250 and $1,290,122, respectively. The December 31, 2010 balance is expected to be recognized over a weighted-average remaining vesting period of approximately 6 months.

        A summary of stock option activity and of changes in stock options outstanding under Synergy's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, January 1, 2009	4,080,016	$025 - 0.95	$0.29	$8,933,935
Granted(1)	149,000	$0.70	$0.70
Exercised	—	—	—
Forfeited	(15,000)	$0.25 - 0.95	$0.72

Balance outstanding, December 31, 2009	4,214,016	$025 - 0.95	$0.30	$22,320,436
Granted(2)	4,465,000	$0.70	$0.70
Exercised	—	—	—
Forfeited	(75,000)	$0.70	$0.70

Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002

Exercisable at December 31, 2010	2,759,969	$0.25 - 0.95	$0.29	$8,847,399

(1)
Contingent vesting upon change of control. The Fair Value at the date of grant was $645,539 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized during the twelve months ended December 31, 2009 and 2010

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounting for Shared-Based Payments (Continued)

(2)
Contingent vesting upon change of control. The Fair Value at the date of grant was $30,243,946 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized during the twelve months ended December 31, 2010

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy's accumulated deficit position, no tax benefits have been recognized in the cash flow statement

Restricted Stock Units

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

        On July 3, 2008, 874,760 restricted stock awards were granted by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in the Company's July 14, 2008 private placement. Accordingly, the weighted-average grant date fair value per share of the 874,760 shares issued during the twelve months ended December 31, 2008 was determined to be $0.60. The fair value at the date of issuance was expensed ratably by month over the 2 year service period ended July 3, 2010. As of December 31, 2010 there were no restricted stock awards subject to repurchase.

5. Income Taxes

        At December 31, 2010, Synergy-DE has net operating loss carryforwards ("NOLs") aggregating approximately $43 million, which, if not used, expire beginning in 2011 through 2030. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Synergy's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2010. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

        The provisions of FASB ASC Topic 740-10-30-7, Accounting for Income Taxes were adopted by Synergy on January 1, 2007 and had no effect on Synergy's financial position, cash flows or results of operations upon adoption, as Synergy did not have any unrecognized tax benefits. Synergy's practice is

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Continued)

to recognize interest and/or penalties related to income tax matters in income tax expense and none have been incurred to date.

        Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2010. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

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

        During the year ended December 31, 2010 Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and recorded a $250,000 New York City Biotechnology refundable tax credit. The total of these awards $494,479 is reported as other income in the Consolidated Statement of Operation.

6. Commitments and Contingencies

Employment and Consulting Agreements

  Gary S. Jacob, Ph.D.

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. On June 22, 2010, the board approved Dr. Jacob's salary to $315,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2010 and therefore not met or earned. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $945,000, less applicable withholding.

  Gabriele M. Cerrone

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. On June 22, 2010, the board approved Mr. Cerrone's compensation to $309,750 per year. Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria had not been determined as of December 31, 2010 and therefore not met or earned. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

        If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $929,250 less applicable withholding.

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

  Kunwar Shailubhai, Ph.D

        On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy-DE in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement was for a term of 12 months beginning April 6, 2004 and was automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy. On June 22, 2010, the board approved Dr. Shailubhai salary to $230,000 per year and he is eligible to receive a discretionary performance bonus of up to 15% of his salary per year.

Lease agreements

        The Company's corporate headquarters totals approximately 5,500 square feet, in two suites, located at 420 Lexington Avenue, New York, New York. The New York corporate office is provided to it under a space sharing arrangement with Callisto, the Company's majority stockholder. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2011. The Company also occupies a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2011. Rent expense for the twelve months ended December 31, 2010 and 2009 totaled $272,663 and $236,634, respectively.

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

        In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $683,182 and $1.0 million as of December 31, 2010 and December 31, 2009, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate plecanatide and SP-333. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

8. Derivative Financial Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with the placement of its 2010 registered direct offerings must be recorded as derivative liabilities with a charge to additional paid in capital. In accordance with ASC Topic 815-40, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company's statement of operations. The Company estimates the fair value of the warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. Synergy did not have derivative instruments during the year ended December 31, 2009. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2010 were:

Twelve month ended December 31, 2010
Estimated fair value of stock	$2.50 - $3.70
Expected warrant term	5 years
Risk-free interest rate	1.20 - 2%
Expected volatility	90%
Dividend yield	0%

        Estimated fair value of the stock is based on an apportionment of the unit price paid for the shares and warrants issued in the Company's 2010 registered direct offerings, which were deemed to be arms-length negotiated prices. (see Note 4).

        Expected volatility is based on historical volatility of the Company's common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the warrants.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Financial Instruments (Continued)

        The following table sets forth the components of changes in the Company's derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959

9. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the twelve months ended December 31, 2010:

Description	Balance at December 31, 2009	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of December 31, 2010
Derivative liabilities related to Warrants	—	$3,784,743	$(296,784)	$3,487,959

        The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Property and Equipment

        Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2010, 2009, 2008 and from November 15, 2005 (inception) to December 31, 2010 were $1,976, $1,976, $494, and $5,174, respectively.

	December 31, 2010	December 31, 2009
Furniture and fixtures	$38,343	$38,343
Machinery and equipment	12,195	12,195
Less accumulated depreciation	(42,789)	(40,813)

Property and equipment, net	$7,749	$9,725

11. Related Parties

        As of December 31, 2010, Synergy's majority shareholder, Callisto, owns 48.4% of its outstanding shares. Synergy occupies corporate office space in New York City under a month to month sharing arrangement with Callisto, its majority shareholder. Rent is allocated from Callisto monthly based on the square footage of office space occupied by Synergy.

        As of December 31, 2010 Synergy had advanced Callisto $1,674,087 which is Callisto's share of Synergy payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum. Part of this indebtedness is evidenced by an unsecured promissory note for the December 31, 2010 balance. The current balance bears interest at 6% per annum. Due to the uncertainty surrounding Callisto's ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified the balance due as a long term asset.

        As of December 31, 2010 and December 31, 2009, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

	December 31, 2010	December 31, 2009
Rent, utilities and property taxes	$61,813	$31,627
Insurance and other facilities related overhead	150,836	50,101
Independent accountants and legal	417,298	187,105
Financial printer and transfer agent fees	147,171	39,696
Salaries and consulting fees of shared executives	214,311	120,311
Working capital advances	682,658	543,712

Total due from Callisto	$1,674,087	$972,552

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	1,183	4,395	2,295	1,686
Acquisition-related in-process research and development charges	—	—	—	—
General and administrative	1,199	1,419	1,220	2,724
Loss from operations	(2,382)	(5,814)	(3,515)	(4,410)
Other income	—	—	—	494
Interest and investment income	33	27	23	25
Change in fair value of derivative instruments—warrants	—	—	111	185

Net Loss	$(2,348)	$(5,787)	$(3,381)	$(3,706)

Weighted average common shares outstanding—basic and diluted	88,423,359	88,462,128	90,102,405	91,972,093
Earnings per common share—basic and diluted(a):

Net per common share	$(0.03)	$(0.06)	$(0.04)	$(0.04)

(a)
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Quarterly Consolidated Financial Data (Unaudited) (Continued)

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

13. Subsequent Events

        On February 8, 2011, Synergy entered into a loan agreement (the "Agreement") with an investor (the "Lender"), pursuant to which the Lender agreed to lend an aggregate $950,000 to the Company. Simultaneously with the execution and delivery of the Agreement, the Company issued a note to the Lender in the principal amount of $500,000 (the "First Note"). The Company has the option to issue an additional note to the Lender in the principal amount of $450,000 beginning February 21, 2011 (the "Second Note" and with the First Note, the "Notes"). The Notes bear interest at 17% per annum and are payable on April 1, 2011.

        On March 4, 2011, we closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. We issued to the investor 600,000 shares of our common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share.

Exhibit Index

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Synergy Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 7, 2009)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 15, 2010).
4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*
4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*
4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).
4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).
4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 5, 2010).
4.6	Form of Note.
4.7	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).
10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*
10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*
10.3
Amended and Restated Executive Employment Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2010)*
10.4
Amended and Restated Consulting Agreement dated as of February 1, 2010 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 5, 2010)*
10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**
10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**
10.7	Form of Loan Agreement dated February 8, 2011.
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)
23	Consent of BDO USA, LLP

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or compensatory plan or arrangement.

**
Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a `request for confidential treatment.