Form 10-Q
period 2011-09-30
SYNERGY PHARMACEUTICALS, INC.
filed 2011-11-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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

The number of the registrant’s shares of common stock outstanding was 96,624,468 as of November 8, 2011.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (unaudited) and the period November 15, 2005 (Inception) to September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (Inception) to September 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and for the period November 15, 2005 (Inception) to September 30, 2011 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	44
SIGNATURES		45

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,370	$1,707,516
Prepaid expenses and other current assets	588,407	997,584
Total Current Assets	655,777	2,705,100
Property and equipment, net	6,267	7,749
Security deposits	14,025	14,025
Due from controlling shareholder	1,427,181	1,674,087
Total assets	$2,103,250	$4,400,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,469,879	$2,961,333
Accrued expenses	2,330,856	2,051,057
Total Current Liabilities	6,800,735	5,012,390
Derivative financial instruments, at estimated fair value-warrants	3,860,838	3,487,959
Total Liabilities	10,661,573	8,500,349
Stockholders’ Deficit:
Common stock, par value of $.0001 authorized 200,000,000 shares, issued and outstanding 94,917,057 shares at September 30, 2011 and 92,188,164 December 31, 2010	9,493	9,220
Additional paid-in capital	55,415,806	51,033,374
Deficit accumulated during development stage	(63,983,622)	(55,141,982)

Total Stockholders’ Deficit	$(8,558,323)	$(4,099,388)

Total liabilities and stockholder’s deficit	$2,103,250	$4,400,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		November 15, 2005 (inception) to
	2011	2010	2011	2010	September 30, 2011
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Research and development	3,882,803	2,295,362	7,715,379	7,874,490	22,709,779
Purchased in-process research and development	—	—	—	—	28,156,502
General and administrative	1,102,844	1,220,427	4,524,875	3,837,729	17,423,875

Loss from Operations	(4,985,647)	(3,515,789)	(12,240,254)	(11,712,219)	(68,290,156)
Interest and investment income	20,000	23,171	64,070	84,135	252,548
Interest expense	—	—	(11,877)		(11,877)
Other Income	—	—	—	—	494,479
Change in fair value of derivative instruments-warrants	4,382,796	110,937	3,346,421	110,937	3,643,205
Total Other Income	4,402,796	134,108	3,398,614	195,072	4,378,355
Loss from Continuing Operations	(582,851)	(3,381,681)	(8,841,640)	(11,517,147)	(63,911,801)
Loss from discontinued operations	—	—	—	—	(71,821)

Net Loss	$(582,851)	$(3,381,681)	$(8,841,640)	$(11,517,147)	$(63,983,622)

Weighted Average Common Shares Outstanding
Basic and Diluted	94,617,892	90,102,405	93,416,805	89,002,114

Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.04)	$(0.09)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005
Sale of unregistered common stock to founder	151,381,215	$15,138	$(13,138)	$—	$2,000
Sale of common stock	13,700,000	1,370	16,730	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	165,081,215	16,508	3,592	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	165,081,215	16,508	3,592	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	165,081,215	16,508	12,485	(40,261)	(11,268)
Cancellation of unregistered founder shares	(149,981,208)	(14,998)	14,998	—	—
Common stock issued via Exchange Transaction	45,464,760	4,546	27,274,315	—	27,278,861
Common stock issued via private placement	5,041,667	504	3,024,496	—	3,025,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the year	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	65,606,434	6,560	30,633,089	(31,795,441)	(1,155,792)
Common stock issued via private placements	22,814,425	2,282	15,967,818	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	2,500	2	1,498	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the year	—	—	—	(8,125,100)	(8,125,100)
Balance, December 31, 2009	88,423,359	8,844	47,395,465	(39,920,541)	7,483,768
Common stock issued via registered direct offering and private placement	2,418,000	242	7,178,758	—	7,179,000
Fees and expenses related to direct offering	—	—	(468,130)	—	(468,130)
Warrants reclassified to derivative liability	—	—	(3,784,743)	—	(3,784,743)
Common stock issued to extend lock-up agreements	1,341,867	134	(134)	—	—
Common stock Issued for services rendered	4,938	—	18,271	—	18,271
Stock based compensation expense	—	—	693,887	—	693,887
Net loss for the period	—	—	—	(15,221,441)	(15,221,441)
Balance, December 31, 2010	92,188,164	9,220	51,033,374	(55,141,982)	(4,099,388)
Common stock issued via registered direct offering and exercise of warrants	2,728,893	273	8,455,500	—	8,455,773
Fees and expenses related to direct offering	—	—	(661,052)	—	(661,052)
Warrants reclassified to derivative liability - net	—	—	(3,719,300)	—	(3,719,300)
Stock based compensation expense	—	—	307,284	—	307,284
Net loss for the period	—	—	—	(8,841,640)	(8,841,640)
Balance, September 30, 2011	94,917,057	$9,493	$55,415,806	$(63,983,622)	$(8,558,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from November 15, 2005 (Inception) to September 30, 2011
Cash Flows From Operating Activities:
Net loss	$(8,841,640)	$(11,517,147)	$(63,983,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,482	1,482	6,656
Stock-based compensation expense	307,284	556,241	2,453,887
Purchased in-process research and development	—	—	28,156,502
Change in fair value of derivative instruments-warrants	(3,346,421)	(110,937)	(3,643,205)

Changes in operating assets and liabilities:
Security deposit	—	—	(14,025)
Accounts payable and accrued expenses	1,788,345	1,695,742	6,077,692
Prepaid expenses and other current assets	409,177	477,470	(588,407)
Total adjustments	(840,133)	2,619,998	32,449,100
Net Cash Used in Operating Activities	(9,681,773)	(8,897,149)	(31,534,522)
Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)
Repayment from/(loans to) related parties – net	246,906	(542,069)	(1,427,181)
Additions to property and equipment	—	—	(12,195)
Net Cash Provided by/ (Used in) Investing Activities	246,906	(542,069)	(1,594,702)
Cash Flows From Financing Activities:
Capital contribution by founding shareholders	—	—	8,893
Issuance of common stock to founders	—	—	2,000
Proceeds from sale of common stock	8,040,464	3,154,000	34,214,564
Proceeds from exercise of warrants	415,309	—	415,309
Proceeds from sale of unregistered common stock to founders	—	—	18,100
Fees and expenses related to sale of common stock	(661,052)	(294,130)	(1,462,272)
Net Cash Provided by Financing Activities	7,794,721	2,859,870	33,196,594
Net (decrease) increase in cash and cash equivalents	(1,640,146)	(6,579,348)	67,370
Cash and cash equivalents at beginning of period	1,707,516	7,152,568	—
Cash and cash equivalents at end of period	$67,370	$573,220	$67,370

Supplementary disclosure of cash flow information:
Cash paid for taxes	$9,104	$19,071	$48,836
Value of warrants classified as derivative liability – net	$4,205,628	$—	$4,205,628
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$2,798,020	$3,235,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals, Inc., incorporated in Florida on November 15, 2005, (“Synergy” or the “Company”) is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide, a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CC, and constipation-predominant-irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by infrequent and uncomfortable bowel movements but a majority of these patients also report bloating and abdominal discomfort among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

On October 24, 2011 Synergy initiated dosing of patients in its Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC who will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.  The study’s primary objective is the measure of complete spontaneous bowel movements (CSBMs) using a responder analysis. The trial will also evaluate spontaneous bowel movements (SBMs) and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.

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

These condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 have been prepared under the assumption that Synergy will continue as a going concern for the next twelve months. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2011, Synergy had an accumulated deficit of $63,983,622 and expects to incur significant and increasing operating losses for the next several years as the Company expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates (e.g. SP-333) into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was $9,681,773 for the nine months ended September 30, 2011. As of September 30, 2011 Synergy has $67,370 of cash on hand. During the nine months ended September 30, 2011 Synergy incurred a net loss of $8,841,640. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock, warrants and issuance of notes. Net cash provided by financing activities for the nine months ended September 30, 2011 was $7,794,721. As of September 30, 2011 Synergy had a negative working capital of $6,144,958.

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

3. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company expects to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

4. Accounting for Share-Based Payments

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way Synergy accounts for non-employee stock-based compensation. Synergy continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		November 15, 2005 (inception) to
	2011	2010	2011	2010	September 30, 2011
Employees—included in research and development	$1,225	$45,991	$75,131	$145,254	$594,721
Employees—included in general and administrative	1,487	46,553	91,220	164,501	772,706
Non-employees—included in research and development	4,832	26,819	21,649	43,636	116,296
Non-employees—included in general and administrative	3,184	59,473	119,284	202,850	970,164

Total stock-based compensation expense	$10,728	$178,836	$307,284	$556,241	$2,453,887

There was no unrecognized share-based compensation related to time vested employee stock options at September 30, 2011. The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk-free interest rate	(*)	2.31- 2.71%
Dividend yield	(*)	—
Expected volatility	(*)	90%
Expected term (in years)	(*)	6.0 yrs

(*) No stock options granted during this period.

On March 1, 2010, a majority of Synergy’s shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002	8.4 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(289,939)	$0.25-0.70	$0.52
Balance outstanding, September 30, 2011	8,314,077	$0.25-0.95	$0.51	$14,174,290	7.66 years
Exercisable at September 30, 2011	2,783,386	$0.25-0.95	$0.28	$5,367,937	6.78 years

5. Stockholder’s Equity

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

From May 2 to May 23, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $2,499,999 in a registered direct offering.  The Company issued to the investors 833,333 shares of its common stock and warrants to purchase 833,333 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years, are exercisable at $3.25 per share and the exercise price is protected, in the event of subsequent equity sales at a lower price, for a period of two years from issuance.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On June 3, 2011, a Synergy warrant holder exercised his warrants and purchased a total of 160,000 shares of common stock.  Synergy raised gross proceeds of $415,309 as a result of the warrant exercise.  The purchase price paid by the warrant holder was $2.50 for 98,675 shares and $2.75 for 61,235 shares. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy had determined that the warrants exercised in connection with this transaction were derivative liabilities when issued and the Company had been marking this liability to market at the end of each reporting period. Upon the exercise of these warrants the fair value of the related derivative liability totaling $486,328 was reclassified to Additional Paid in Capital. (See Note 6 Derivative Financial Instruments)

From June 3 to June 15, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,161,243 in a private placement.  The Company issued to the investors 387,081 shares of its common stock and warrants to purchase 387,081 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. In connection with this transaction Synergy entered into a registration rights agreement with each of the investors pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On November 4, 2011 Synergy filed a registration statement on Form S-3 covering the 387,081 shares of common stock and the 387,081 shares of common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  The amount included in Synergy’s derivative liability balance associated with these warrants was $614,318 as of September 30, 2011.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement.  The Company issued to the investor 80,916 shares of its common stock and warrants to purchase 80,916 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. In connection with this transaction Synergy entered into a registration rights agreement with the investor pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On November 4, 2011 Synergy filed a registration statement on Form S-3 covering the 80,916 shares of common stock and the 80,916 shares of common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  The amount included in Synergy’s derivative liability balance associated with these warrants was $128,422 as of September 30, 2011.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering.  The Company issued to the investors 667,563 shares of its common stock. The purchase price paid by the investors was $3.50 for each share of common stock. Selling agent fees and expenses totaled approximately $231,291 and there were no warrants issued in connection with this transaction.

For the nine months ended September 30, 2011, Synergy paid $661,052 in selling agent fees and legal expenses related to the above financing transactions and issued 18,050 warrants to a selling agent which expire after seven years and are exercisable at $3.25 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that 16,050  warrants issued to selling agents were equity instruments upon issuance and 2,000 warrants were treated as derivative liabilities.

6. Derivative Financial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with its registered direct offerings and private placements must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of the warrants using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above.  The range of assumptions used to determine the fair value of the warrants at the end of each period is indicated below:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Estimated fair value of Synergy common stock	$1.06-$2.07	$2.50-$3.70
Expected warrant term	5-7 years	5 years
Risk-free interest rate	0.69-1.43%	1.20-1.79%
Expected volatility	90%	90%
Dividend yield	—	—

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

Certain of Synergy’s warrants issued during the nine months ended September 30, 2011 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The exercise price protection clause is effective on 833,333 warrants in the event of a subsequent equity sale at a price lower than $3.25 per share of common stock, for a period of two years from date of issuance. The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	420,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	1,876,938	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	1,220,414	2,607,827
6/30/2011	Exercise of warrants during the quarter	(160,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	2,937,352	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	80,916	285,128
9/30/2011	Change in fair value of warrants during the quarter	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	3,018,268	$3,860,838

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and September 30, 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959	$—	$—	$3,860,838	$3,860,838

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2011:

Description	Balance at December 31, 2010	Fair Value of Warrants Exercised and Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of September 30, 2011
Derivative liabilities related to Warrants	$3,487,959	$(486,328)	$4,205,628	$(3,346,421)	$3,860,838

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $485,600 and $683,182 as of September 30, 2011 and December 31, 2010, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate plecanatide and SP-333. In accordance with this guidance, Synergy expenses prepaid research and development costs when drug compound is delivered and services are performed.

8. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the three and nine months ended September 30, 2011 the effect of 8,314,077 outstanding stock options and 3,036,318 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three and nine months ended September 30, 2010 the effect of 8,604,016 outstanding stock options and 751,703 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

9. Related Parties

As of September 30, 2011, Synergy’s majority shareholder, Callisto Pharmaceuticals, Inc., owns approximately 47 % of its outstanding shares. Synergy occupies corporate office space in New York City under a month to month sharing arrangement with Callisto. Rent is allocated from Callisto monthly based on the square footage of office space occupied by Synergy. On July 21, 2011 Callisto extended its lease on Suite 1609 from June 30, 2011, to March 31, 2012, at a monthly rent of $16,414.

As of September 30, 2011 Synergy had advanced Callisto $1,427,181which is Callisto’s share of Synergy payments for common operating costs since July 2008. The indebtedness as of December 31, 2010 is evidenced by an unsecured promissory note which bears interest at 6% per annum. Despite a small reduction in the balance due from Callisto during the quarter ended September 30, 2011, Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified the balance due as a long term asset. As of September 30, 2011 and December 31, 2010, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

	September 30, 2011	December 31, 2010
Rent, utilities and property taxes	$82,258	$61,813
Insurance and other facilities related overhead	212,653	150,836
Independent accountants and legal fees	505,724	417,298
Financial printer and transfer agent fees	189,693	147,171
Salaries and consulting fees of shared executives	276,274	214,311
Working capital advances, net of repayments	160,579	682,658

Total due from Callisto	$1,427,181	$1,674,087

10. Subsequent Events

On October 4, 2011, Synergy entered into a securities purchase agreement with certain investors for the sale of 1,105,293 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds to the Company from the sale of the units was $2,166,248, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per unit.  The warrants expire after five years and are exercisable at $2.75 per share.

The October 4, 2011 transaction pricing resulted in the exercise price of the 833,333 warrants issued during May 2011 (the “May Warrants”) to be reduced to $2.125 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until May 2013. This exercise price reduction from $3.25 per share to $2.125 per share decreased the exercise proceeds attributable to the May Warrants by $937,500.

On October 14, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 273,824 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds to the Company from the sale of the Units was $525,326, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

On October 28, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 235,294 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to the Company from the sale of the Units was $500,000. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CC, and constipation-predominant- irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

14-Day Phase 2a Clinical Trial in CC

Summary.     In September, 2010 we completed a Phase 2a randomized, double-blind, placebo-controlled, 14-day repeat, oral, dose-ranging clinical trial of plecanatide in patients with CC. On October 18, 2010, we presented the results of this clinical trial at the American College of Gastroenterology Annual Scientific Meeting in San Antonio, Texas. The trial utilized 78 evaluable patients at 14 sites in the United States. The primary objective of the trial was to evaluate the safety of plecanatide in patients with CC. The secondary objectives of this clinical trial were to assess the pharmacokinetic profile of plecanatide and to assess bowel function, including time to first bowel movement, frequency, completeness of evacuation, stool consistency, straining and abdominal discomfort, after treatment with plecanatide.

Clinical Trial Design.     In this clinical trial we enrolled patients that met the modified Rome III criteria of CC, a standard patient assessment tool used to diagnose patients with CC. Patients also had to have had a colonoscopy within five years before enrollment with no significant findings, had to be in good health as determined by a physical examination and other standard assessments and had to have reported less than six spontaneous bowel movements, or SBMs, and less than three complete SBMs, or CSBMs, in each week during the 14-days before treatment with plecanatide or placebo. SBMs are bowel movements that occur without the use of a laxative, enema or suppository within the preceding 24 hours; and CSBMs are SBMs in which the patient reports a feeling of complete evacuation.

Patients in this clinical trial received placebo or plecanatide once daily in the morning for 14 consecutive days at oral doses of 0.3 mg, 1.0 mg, 3.0 mg or 9.0 mg, respectively. There were 20 patients per dose level randomized 3:1, with 15 patients in each dose level receiving plecanatide and five patients in each dose level receiving placebo. A safety review was conducted after each dose level before beginning the next higher dose level.

Clinical Trial Results.     Plecanatide treatment exhibited a favorable safety profile with no severe adverse events observed, and notably no patients receiving plecanatide reported diarrhea. 10%  ( 2/ 20 ) of patients receiving placebo and 17.2% ( 10/ 58 ) of patients receiving plecanatide, respectively, reported adverse events, or AEs, related to treatment and 10% ( 2/ 20 ) of patients receiving placebo and 8.6% ( 5/ 58 ) of patients receiving plecanatide, respectively, reported GI-related AEs. The majority of AEs were mild to moderate and transient in nature. One patient on placebo was discontinued from the clinical trial due to diarrhea. Additionally, no systemic absorption of plecanatide was detected in patients at any of the dose levels studied.

Patients in all but the 0.3 mg plecanatide dose levels reported significant decreases in time to first bowel movement after dosing as compared to patients receiving placebo. Patients receiving plecanatide also reported increases in the number of SBMs and CSBMs per week, improved stool consistency and reduced straining during bowel movements as compared to pre-treatment levels for each of these measures of bowel function. In addition, a greater percentage of patients in each plecanatide dose level reported improvement in abdominal discomfort, constipation severity and overall relief after treatment as compared to patients receiving placebo.

Development Plan

On October 24, 2011, we initiated dosing of patients in a Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC who will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.  The study’s primary objective is the measure of CSBMs using a responder analysis. The trial will also evaluate SBMs and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.

We are also preparing to initiate a Phase 2b clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

SP-333

We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease. We plan to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to treat UC, and intend to initiate a Phase 1 clinical trial of SP-333 in UC patients during 2012.

RECENT DEVELOPMENTS

On October 4, 2011, we entered into a securities purchase agreement with certain investors for the sale of 1,105,293 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds from the sale of the units was $2,166,248, after deducting placement agent fees and other estimated offering expenses payable by by us. The purchase price paid by the investors was $2.125 per unit.  The warrants expire after five years and are exercisable at $2.75 per share.

The October 4, 2011 transaction pricing resulted in the exercise price of the 833,333 warrants issued during May 2011 (the “May Warrants”) to be reduced to $2.125 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until May 2013. This exercise price reduction from $3.25 per share to $2.125 per share decreased the exercise proceeds attributable to the May Warrants by $937,500.

On October 14, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 273,824 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds to the Company from the sale of the Units was $525,326, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

On October 28, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 235,294 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to the Company from the sale of the Units was $500,000 by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

Our corporate headquarters totals approximately 3,800 square feet in suite 1609, located at 420 Lexington Avenue, New York, NY, which lease expired on June 30, 2011.  This facility is provided to us under a space sharing arrangement with Callisto Pharmaceuticals, Inc., our controlling stockholder. On July 21, 2011 Callisto extended its lease on Suite 1609 located at 420 Lexington Avenue, New York, NY, from June 30, 2011, to March 31, 2012, at a monthly rent of $16,414.

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2011, we have sustained cumulative net losses of $63,983,622. From inception through September 30, 2011, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies , and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments , included in our Annual Report on Form 10-K as of December 31, 2010.  There have been no changes in our contractual obligations and commitments during the three months ended September 30, 2011.

On July 21, 2011 Callisto extended its lease on suite 1609 located at 420 Lexington Avenue, New York, NY, from June 30, 2011, to March 31, 2012; at a monthly rent of $16,414.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED september 30, 2011 AND 2010

We had no revenues during the three months ended September 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended September 30, 2011 increased $1,587,441 or 69%, to $3,882,803 from $2,295,362 for the three months ended September 30, 2010. This increase was primarily due to i) program expenses including animal studies, analytical testing, clinical data monitoring of approximately $2,700,000, as compared to $1,404,000 during the three months ended September 31, 2010 and (ii)  drug production of approximately $837,000, as compared to $ 404,000 during the three months ended September 31, 2010, in support of ongoing and planned clinical trials, offset by lower scientific advisory fees and expenses of approximately $347,000, as compared to $486,000 during the three months ended September 30, 2010.

General and administrative expenses decreased $117,583 or 10%, to $1,102,844 for the three months ended September 30, 2011 from $1,220,427 for the three months ended September 30, 2010. This decrease was primarily due to approximately $180,000 of lower stock based compensation expenses, financial advisory fees and expenses related to our private placements and registered direct offerings, offset by higher travel expenses of approximately $68,000 during the quarter ended September 30, 2011 as compared to the same period last year.

Net loss for the three months ended September 30, 2011 was $582,851 as compared to a net loss of $3,381,681incurred for the three months ended September 30, 2010. This decrease in our net loss of $2,798,830 or 83% was a result of the gain resulting from the change in fair value of derivative instruments-warrants of $4,382,796 during the quarter ended September 30, 2011, offset by the increases in operating expenses discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

We had no revenues during the nine months ended September 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended September 30, 2011 decreased $159,111 or 2%, to $7,715,379 from $7,874,490 for the nine months ended September 30, 2010. This decrease was primarily due to i) $1,800,000 of lower drug production, as a result of lower clinical trial activities, during the nine months ended September 31, 2011, offset by ii) $1,700,000 of higher program expenses including animal studies, analytical testing, and clinical data monitoring to prepare us for the upcoming 90 day clinical trial, during the nine months ended September 30, 2011.

General and administrative expenses increased $687,146 or 18%, to $4,524,875 for the nine months ended September 30, 2011 from $3,837,729 for the nine months ended September 30, 2010. This increase was primarily due to approximately $650,000 of higher financial advisory fees and expenses related to our private placements and registered direct offerings during the nine months ended September 30, 2011.

Net loss for the nine months ended September 30, 2011 was $8,841,640 compared to a net loss of $11,517,147 incurred for the nine months ended September 30, 2010. This decrease in our net loss of $2,675,507 was a result of the gain resulting from the change in fair value of derivative instruments-warrants of $3,346,421 during the nine months ended September 30, 2011, as compared to $110,937 during the nine months ended September 30, 2010, partially offset by the increases in operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $67,370 in cash and cash equivalents, compared to $1,707,516 as of December 31, 2010. Net cash used in operating activities was $9,681,773 for the nine months ended September 30, 2011 as compared to $8,897,149 during the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 was $7,794,721, as compared to $2,859,870 provided during the nine months ended September 30, 2011. As of September 30, 2011, we had a negative working capital of $6,144,958 as compared to a negative working capital of $2,307,290 on December 31, 2010.

On October 4, 2011, we entered into a securities purchase agreement with certain investors for the sale of 1,105,293 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds to us from the sale of the units was $2,166,248, after deducting placement agent fees and other estimated offering expenses payable us. The purchase price paid by the investors was $2.125 per unit.  The warrants expire after five years and are exercisable at $2.75 per share.

The October 4, 2011 transaction pricing resulted in the exercise price of the 833,333 warrants issued during May 2011 (the “May Warrants”) to be reduced to $2.125 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until May 2013. This exercise price reduction from $3.25 per share to $2.125 per share decreased the exercise proceeds attributable to the May Warrants by $937,500.

On October 14, 2011, we entered into securities purchase agreements with various investors for the sale of 273,824 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The net proceeds to us from the sale of the Units was $525,326, after deducting placement agent fees and other estimated offering expenses payable by us. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

On October 28, 2011, we entered into securities purchase agreements with various investors for the sale of 235,294 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to us from the sale of the Units was $500,000. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

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

Our condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At September 30, 2011, we had no balances in money market balances.

ITEM 4.   CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2011, our Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2011.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference into this prospectus supplement and the accompanying prospectus, including our financial statements and related notes.

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

As of September 30, 2011, we had an accumulated deficit of $63,983,622. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs.

Our operations have consumed $31,534,522 since inception through September 30, 2011. We expect to continue to spend substantial amounts to:

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

We will be required to raise additional capital to complete the development and commercialization of our current product candidates and to continue to fund operations at the current cash expenditure levels. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

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

Callisto Pharmaceuticals, Inc., or Callisto, owns approximately 46% of our outstanding common stock as of November 8, 2011. Therefore, Callisto will be able to have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our Articles of Incorporation, as amended, requires only majority stockholder consent. Approval to modify our amended and restated By-Laws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.

Several of our executive officers and directors are also officers and/or directors of our principal stockholder, Callisto, and certain of such executive officers and directors are, in turn, the principal stockholders of Callisto. Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company’s management, audit committee, compensation committee, nominating committee and other applicable board committees which will oversee questions of possible conflicts of interest and compensation, notwithstanding an effort to appoint independent directors that do not have these inherent conflicts. In addition, as a matter of practicality, efficiency and appropriate accounting, the costs of certain services (including salaries of executive officers) are allocated, which creates inter-company obligations.

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

In March 2010, the FDA’s Center for Drugs Evaluation and Research, or CDER, released a draft guidance entitled: “Irritable Bowel Syndrome—Clinical Evaluation of Products for Treatment” to assist the product sponsors developing new drugs for the treatment of IBS. In pertinent part, this document provides recommendations for IBS clinical trial design and endpoints, and describes the need for the future development of patient-reported outcome, or PRO, instruments for use in IBS clinical trials. The clinical trials we have planned for plecanatide are designed to follow the recommendations included in this draft guidance. We cannot predict when the draft guidance will be finalized and, if it is finalized, whether the final version will include the same recommendations, or whether our currently planned clinical trials of plecanatide will meet the final recommendations.

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

If approved and commercialized, plecanatide will compete with at least one currently approved prescription therapy for the treatment of CC and IBS-C, Amitiza. In addition, over-the-counter products are also used to treat certain symptoms of CC and IBS-C. We believe other companies are developing products that will compete with plecanatide should they be approved by the FDA. For example, linaclotide is being developed by Ironwood Pharmaceuticals, Inc. This compound is being co-developed with Forest Laboratories, Inc. and has completed Phase 3 clinical trials for CC and for IBS-C. Another compound, velusetrag, is being developed by Theravance, Inc. and has completed Phase 2 clinical trials for CC. To our knowledge, other potential competitors are in earlier stages of development . If our potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for plecanatide.

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

Products approved for the treatment of IBS have been subject to considerable post-market scrutiny. For example, in 2007, Novartis voluntarily discontinued marketing Zelnorm (tegaserod), a product approved for the treatment of women with IBS-C, after the FDA found an increased risk of serious cardiovascular events associated with the use of the drug. Earlier, in 2000, Glaxo Wellcome withdrew Lotronex (alosetron), which was approved for women with severe diarrhea-prominent IBS, after the manufacturer received numerous reports of adverse events or AEs, including ischemic colitis, severely obstructed or ruptured bowel, or death. In 2002, the FDA approved the manufacturer’s application to make Lotronex available again, on the condition that the drug only be made available through a restricted marketing program.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, Ph.D., our President and Chief Executive Officer, Kunwar Shailubhai, Ph.D., our Chief Scientific Officer, and Laura Barrow, Pharm.D., our Vice President of Clinical Operations. The loss of services of Dr. Jacob or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

We are a small company with 8 full-time and 2 part-time employees as of November 8, 2011. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA. This law will substantially change the way health care is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also included significant changes to the 340B Drug Pricing Program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2010, we had net operating loss carryforwards aggregating approximately $43 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued during the year ended December 31, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our net operating loss carry forwards prior to December 31, 2010 is limited.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy the material weakness identified as of December 31, 2010 and our ineffective disclosure controls and procedures could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management identified one material weakness in our internal control over financial reporting as of December 31, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our management concluded as of December 31, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

During the year ended December 31, 2010, we implemented and continue to implement remedial measures designed to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures. If these remedial measures are insufficient to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we gain a listing on the NYSE Amex, our common stock could be delisted from that exchange. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control or the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or the ineffectiveness of our disclosure controls and procedures or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to remedy the material weaknesses and other deficiencies in our internal control and accounting procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. We have documented and tested our internal control procedures, and we have identified material weaknesses in our internal control over financial reporting and other deficiencies as of December 31, 2010. These material weaknesses and other deficiencies could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. We have begun to implement and continue to implement remedial measures designed to address these material weaknesses and other deficiencies. In addition, if these remedial measures are insufficient to address these material weaknesses or if additional material weaknesses or other deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to preventing financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

As of November 8, 2011, we have three issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. In addition, we have three issued foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Hong Kong and Japan.

Additionally, as of November 8, 2011, we have 11 pending United States patent applications (seven utility and four provisional) and 29 pending foreign patent applications covering various derivatives and analogs of plecanatide and SP-333. We may file additional patent applications and extensions. In April 2010, two parties filed an opposition to our granted European patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. For example, we are aware of an allowed patent application that claims use of plecanatide for treatment of constipation or constipation predominant irritable bowel syndrome. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Risks Related to our Stock

The market price of our common stock may be volatile and adversely affected by several factors.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale or the expiration of lock-up agreements such as those entered into in connection with this offering, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30,2011, filed on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC. (Registrant)

Date: November 9, 2011	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance