Form 10-K
period 2011-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2012-03-15
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-35268

SYNERGY PHARMACEUTICALS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	33-0505269
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

420 Lexington Avenue, Suite 1609, New York, New York 10170
 (Address of principal executive offices) (Zip Code)

(212) 297-0020
(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market

Common Stock, $0.0001 par value	The NASDAQ Capital Market

Warrants to purchase Common Stock	The NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $203,272,170 on June 30, 2011.

As of March 13, 2012 the registrant had 54,306,178 shares of Common Stock outstanding.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-K

PART I

This Report on Form 10-K for Synergy Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

On November 30, 2011 we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1 for 2 reverse split of our common stock. On the effective date, each two shares of our outstanding common stock automatically converted into one share of common stock. All share and per share amounts in this Form 10-K have been restated to reflect this reverse stock split.

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

On October 24, 2011, we initiated dosing of patients in a Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC to insure we have 800 evaluable patients at the end of the study. Patients will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.  The study’s primary objective is the measure of CSBMs using a responder analysis. The trial will also evaluate SBMs and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.

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

Development Plan

We are presently dosing patients in an 800-patient Phase II/III clinical trial of plecanatide to treat CC. We expect to release top-line data from this study in late 2012. Once these data have been evaluated, we plan to have an “End-of-Phase 2” meeting with FDA in early 2013 to discuss the clinical plan for further development of plecanatide to treat CC.

We are also preparing to initiate a Phase 2b clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

SP-333

We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease. We plan to submit by mid-2012 an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to treat UC, and intend to initiate a Phase 1 clinical trial of SP-333 in volunteers during the second half of 2012.

More than 500,000 Americans are afflicted with UC, a type of IBD that causes chronic inflammation of the colon. Along with Crohn’s disease, the other major form of IBD, UC is painful and debilitating, and can lead to other serious and life-threatening complications such as increased incidence of colon cancer. There is currently no medical cure for UC. A considerable medical need exists for the control and treatment of UC.

On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering our novel drug candidate SP-333 to treat inflammatory bowel disease (IBD). SP-333 is a second-generation guanylate cyclase C (GC-C) agonist with the potential to treat gastro-intestinal diseases such as UC. The patent entitled “Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders” specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

Manufacturing of our Product Candidates

We do not have any in-house manufacturing capabilities. Our active pharmaceutical ingredients, or APIs, and the final formulated drug products are manufactured for us by third party contractors. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture plecanatide, SP-333 and any future APIs that we may develop or acquire. We have executed manufacturing supply agreements for API manufacturing of plecanatide with two suppliers, sufficient to meet our foreseeable clinical trial requirements.

We continue to pursue additional API and drug product supply agreements with other manufacturers. We are in the process of selecting at least one more manufacturer to produce our APIs in accordance with current good manufacturing practices, or cGMP, on a commercial scale to meet our future needs. It is a fundamental part of our commercial strategy to maintain two or more API suppliers to ensure continuity in our supply chain. We believe, based on the ongoing studies to date, that our current formulations of capsules/tablets are both cost effective and meet the stability requirements for pharmaceutical drug products.

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

FDA Approval Process

We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted an NDA to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

•                  preclinical laboratory tests and animal tests conducted in compliance with FDA’s good laboratory practice requirements;

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

•                  the submission to the FDA of a New Drug Application, or NDA; and

•                  FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trials. In such a case, we must work with the FDA to resolve any outstanding concerns before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board’s requirements or may impose other conditions.

Clinical trials involve the administration of the product candidate to humans under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are typically conducted in three sequential phases, though the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance and pharmacologic action, as well as to understand how the drug is taken up by and distributed within the body. Phase 2 usually involves studies in a limited patient population (individuals with the disease under study) to:

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

The results of the preclinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the drug. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the FDA will “file” the application and begin review. The FDA may “refuse to file” the NDA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the NDA when it contains the missing information and data. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within 10 months. The review process, however, may be extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, or submission of a risk evaluation and mitigation strategy. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Other Regulatory Requirements

After approval, drug products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with Good Manufacturing Practice, or GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

Competition

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies focusing on GI such as Ironwood Pharmaceuticals, Inc., Forest Laboratories, Inc., Takeda Pharmaceuticals America, Inc., Sucampo Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Shire Plc. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

Research and Development Expenses

Research and development costs include expenditures for an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract services, including clinical trial related patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants. Research and development expenses were $13,418,754 for the twelve months ended December 31, 2011, as compared to $9,558,608 and $3,732,734 for the twelve months ended December 31, 2010 and 2009, respectively.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of March 14, 2012 we have five issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively.  A third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028.  A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP333 and will expire in 2028.  A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022.  In addition, we have three granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, and Japan.

Additionally as of March 14, 2012, we have 7 pending United States patent applications and 39 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office.  An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention  (Art.101(3)(a)EPC). “  In particular, the composition-of-matter claim covering plecanatide was upheld. In addition, we are aware that another pharmaceutical company has been issued a patent for the use of plecanatide for treatment of constipation or constipation predominant irritable bowel syndrome.

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all.

Employees

As of March 14, 2012, we had 9 full-time and 1 part-time employees. We believe our employee relations are satisfactory.

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

As of December 31, 2011 we had an accumulated deficit of $69,609,018. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital within the next year to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs.

During the twelve months ended December 31, 2011 our operating activities used net cash of $21,231,254.  We expect to continue to spend substantial amounts to:

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

Our consolidated financial statements as of December 31, 2011 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Callisto Pharmaceuticals, Inc., or Callisto, owns approximately 41.10% of our outstanding common stock as of March 15, 2012. Therefore, Callisto will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our Certificate of Incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated By-Laws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

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

Products approved for the treatment of IBS have been subject to considerable post-market scrutiny. For example, in 2007, Novartis voluntarily discontinued marketing Zelnorm (tegaserod), a product approved for the treatment of women with IBS-C, after the FDA found an increased risk of serious cardiovascular events associated with the use of the drug. Earlier, in 2000, Glaxo Wellcome withdrew Lotronex (alosetron), which was approved for women with severe diarrhea-prominent IBS, after the manufacturer received numerous reports of AEs, including ischemic colitis, severely obstructed or ruptured bowel, or death. In 2002, the FDA approved the manufacturer’s application to make Lotronex available again, on the condition that the drug only is made available through a restricted marketing program.

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

We are a small company with 9 full-time and 1 part-time employees as of March 14, 2012. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA. This law will substantially change the way health care is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”); we will be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole. Similarly PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also included significant changes to the 340B Drug Pricing Program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2011, we had net operating loss carryforwards aggregating approximately $60 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our net operating loss carry forwards is limited.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling, and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

As of March 14, 2012 we have five issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. A third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP333 and will expire in 2028. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. In addition, we have three granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, and Japan.

Additionally as of March 14, 2012, we have 7 pending United States patent applications and 39 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC). “ In particular, the composition-of-matter claim covering plecanatide was upheld. In addition, we are aware that another pharmaceutical company has been issued a patent for the use of plecanatide for treatment of constipation or constipation predominant irritable bowel syndrome.

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

We have not yet registered trademarks for plecanatide in any jurisdiction. Our trademark applications in the United States, when filed and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

•                  announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

litigation or public concern about the safety of our potential products;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

ITEM 2.    PROPERTIES.

Our corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and is subject to a lease which has a monthly rate of $16,414 and expires on March 31, 2012.  This facility is provided to us under a space sharing arrangement with Callisto Pharmaceuticals, Inc., our principal stockholder. We expect to extend this lease through March 31, 2014 at a small increase in our monthly rate . We also occupy a small laboratory and several offices, totaling approximately 1, 300 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expired August 31, 2012. We expect this will also be extended through 2014 in the near future.  Rent expense for the twelve months ended December 31, 2011 and 2010 totaled $ 239,189 and $272,663, respectively.

ITEM 3.    LEGAL PROCEEDINGS.

On December 22, 2009, we, through our subsidiary, Synergy Advanced Pharmaceuticals, Inc., filed a complaint in the Supreme Court of the State of New York against CapeBio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits derived from their claimed misappropriation of plaintiff’s intellectual property.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Prices

From August 11, 2008 until February 18, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “SGYP.OB.” From February 22, 2011 until November 30, 2011 our common stock was traded on the OTC QB under the symbol “SGYP.” Since December 1, 2011 our common stock has been traded on The NASDAQ Capital Market under the symbol “SGYP”.

The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board, the OTC QB and The NASDAQ Capital Market during the periods indicated.

	High*	Low*
Year ended December 31, 2010
First quarter	$16.90	$11.20
Second quarter	$22.00	$14.60
Third quarter	$15.00	$5.00
Fourth quarter	$10.10	$6.00
Year ended December 31, 2011
First quarter	$10.98	$5.72
Second quarter	$8.90	$6.00
Third quarter	$8.70	$4.10
Fourth quarter	$4.68	$3.35

*All per share amounts have been restated to reflect a one for two (1:2) reverse stock split effective November 30, 2011.

Holders of Common Stock

As of March 14, 2012, we had 98 holders of record of our common stock.

Dividends

Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.) and to the NASDAQ Pharmaceutical Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2011. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 41 month CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index,
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	5,964,039	$1.77	2,035,961
Equity Compensation Plans Not Approved by Stockholders (1)	5,597,203	$5.67	—
Total	11,561,242		2,035,961

On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 7,500,000 shares, giving effect to the one for two (1:2) reverse stock split effective on November 30, 2011.

As of December 31, 2011 there were 5,964,039 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and no options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 1,535,961 stock options available for future issuance under the Plan and 500,000 stock options available for future issuance under the Directors Plan.

(1)  Consists of warrants issued in conjunction with sales of our common stock as well as for consulting and professional services.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2011 and 2010, as well as consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except for weighted average shares)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Costs and Expenses:
Research and development	13,419	9,559	3,733	1,773	—
Purchased in-process research and development	—	—	—	28,157	—
General and administrative	6,746	6,562	4,467	1,799	—

Loss from Operations	(20,165)	(16,121)	(8,200)	(31,729)	—
Other income	363	494	—	—	—
Interest and investment income	90	108	75	5
Interest expense	(12)	—	—	—	—
Change in Fair Value of Financial Instruments	5,257	297	—	—	—

Loss from Continuing Operations	(14,467)	(15,222)	(8,125)	(31,724)	—
Net Loss from Discontinued Operations	—		—	(32)	(20)

Net Loss	$(14,467)	$(15,222)	$(8,125)	$(31,756)	$(20)

Net Loss per common share, basic and diluted	$(0.30)	$(0.34)	$(0.22)	$(0.54)	$—
Weighted Average Common Shares Outstanding (a)	47,598,240	44,875,356	36,640,664	59,300,248	82,540,608

(a)          Weighted average shares outstanding reflects retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$13,245	$1,708	$7,153	$216	$2

Working capital	11,561	(2,307)	6,487	(1,172)	(14)

Total assets	15,870	4,401	9,211	922	4

Total stockholder’s equity	$9,797	$(4,099)	$7,484	$(1,156)	$(11)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.  On November 30, 2011 we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1 for 2 reverse split of our common stock. On the effective date, each two shares of our outstanding common stock automatically converted into one share of common stock. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

FINANCIAL OPERATIONS OVERVIEW

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

On October 24, 2011, we initiated dosing of patients in a Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC to insure we have 800 evaluable patients at the end of the study.  Patients will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.

From inception through December 31, 2011, we have sustained cumulative net losses of $69,609,018. We currently operate in one reportable business segment—human therapeutics.  Substantially all of our resources have been expended for the research and development of our product candidates.  From inception through December 31, 2011, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

HISTORY

On July 14, 2008, Pawfect Foods Inc. (“Pawfect”), a Florida corporation incorporated on November 15, 2005, acquired 100% of the common stock of Synergy Pharmaceuticals, Inc. and its wholly-owned subsidiary, Synergy Advanced Pharmaceuticals, Inc. (collectively “Synergy-DE”), a Delaware corporation incorporated on September 11, 1992, under the terms of an Exchange Transaction among Pawfect, Callisto Pharmaceuticals, Inc. (“Callisto’), Synergy-DE, and certain other holders of Synergy-DE common stock (“Exchange Transaction”). For a more detailed discussion of this exchange transaction, see Item 8. Financial Statements—Note 3 Acquisitions and Stockholders’ Equity (Deficit).

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

On February 14, 2012, we entered into an agreement and plan of merger with our wholly-owned subsidiary, Synergy-DE for the purpose of changing our state of incorporation to Delaware from Florida. Pursuant to the merger agreement, we merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  Our directors and officers in office upon the effective date of the merger are the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

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

Research and Development

We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees, contract research payments to outside suppliers, clinical trial contractors as well as related drug substance formulation and manufacturing expenses.  While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2011 and 2010 we had $577,745 and $683,182, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company’s consolidated balance sheets.

Share-Based Compensation

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2011 stock-based compensation expense has totaled $2,968,649, or 4.3% of our net loss from inception through December 31, 2011.

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

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Upon adoption of ASC Topic 718 “Compensation—Stock Compensation” , we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of the Company’s stock. Option term is based on the term used by similar public entities. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options.  Forfeiture rates are estimated based on our historical experience, at the time of grant.

Fair value of financial instruments

We have adopted FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, is recorded as a derivative liability under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”) upon issuance.  Subsequently the liability is adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2011 and 2010 the fair value of such warrants was $3,325,114 and $3,487,959, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2011 and 2010 we did not hold any Level 1 or Level 2 securities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

We had no revenues during the twelve months ended December 31, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

For the twelve months ended December 31, 2011, research and development expenses increased $3,860,146 or 40% to $13,418,754 as compared to $9,558,608 during the twelve months ended December 31, 2010. This increase in research and development expenses was primarily attributable to initiating the Phase II/III clinical trial of our product candidate plecanatide and the pre-clinical development of SP-333. These clinical and preclinical expenses totaled approximately $10,844,000 during the twelve months ended December 31, 2011, as compared to $5,484,000 during the twelve months ended December 31, 2010.  This increase was offset by lower manufacturing, formulation, testing and packaging of drug product, totaling approximately $1,025,000 during the twelve months ended December 31, 2011, as compared to $2,625,000 during the twelve months ended December 31, 2010.

For the twelve months ended December 31, 2011, general and administrative expenses increased to $6,745,642, as compared to $6,562,658 during the twelve months ended December 31, 2010. This increase was primarily due to higher compensation related expenses, partially offset by lower legal expenses.

Net loss for the twelve months ended December 31, 2011 was $14,467,036 as compared to a net loss of $15,221,441 incurred for the twelve months ended December 31, 2010. This decrease in our net loss of $754,405, or 5% was the result of higher research and development expenses discussed above, more than offset by a gain from the change in fair value of our derivative liability of $5,257,031, as compared to a gain of $296,784 during the twelve months ended December 31, 2010.

YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

We had no revenues during the twelve months ended December 31, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

For the twelve months ended December 31, 2010, research and development expenses increased $5,825,874 or 156% to $9,558,608 as compared to $3,732,734 during the twelve months ended December 31, 2009. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) procurement of drug substance, totaling approximately $2,625,000 as compared to $910,000 during the 12 months ended December 31, 2009 in support of ongoing and planned clinical trials, (ii) program expenses including animal studies, analytical testing and clinical data monitoring and patient costs of approximately $5,484,000, as compared to $1,956,000 during the 12 months ended December 31, 2009, (iii) scientific and regulatory advisory fees and expenses of approximately $346,000, as compared to $224,000 during the 12 months ended December 31, 2009, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $1,103,000, as compared to $643,000 during the twelve months ended December 31, 2009 as we hired additional product development personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $13,244,883 in cash and cash equivalents, compared to $1,707,516 as of December 31, 2010. Net cash used in operating activities was $21,231,254 for the twelve months ended December 31, 2011 as compared to $11,454,387 during the twelve months ended December 31, 2010. Net cash provided by financing activities for the twelve months ended December 31, 2011 was $32,635,990, as compared to $6,710,870 provided during the twelve months ended December 31, 2010.

As of December 31, 2011 we had working capital of $11,561,286, as compared to negative working capital of $2,307,290 on December 31, 2010.

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

Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$49,243	$49,243	$	$—	$—
Purchase obligations—principally employment and consulting services(1)	3,113,270	1,194,035	1,919,235	—	—
Purchase Obligations—Major Vendors(2)	1,496,569	1,496,569		—	—

Total obligations	$4,659,082	$2,739,847	$1,919,235	$—	$—

(1) Represents salary and bonus for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2011.

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

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2011 and 2010, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in money market funds managed by commercial banks.

Interest Rate Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resulting effect on various securities markets. We do not hold any auction rate securities. We do not believe our cash, and cash equivalents investments have significant risk of default or illiquidity, however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

Our capital lease obligations bear interest at a fixed rate and therefore these leases have no exposure to changes in interest rates.

Foreign Currency Risk

We have no operations outside the U.S. and do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2011, 2010 and 2009 had a significant impact on our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010 and 2009 and for the period from November 15, 2005 (inception) to December 31, 2011, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting at December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2011.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.

New York, New York

We have audited Synergy Pharmaceuticals, Inc. and Subsidiaries’ (a development stage Company) (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 and for the period from November 15, 2005 (inception) to December 31, 2011 and the related consolidated statement of stockholders equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
New York, New York
March 15, 2012

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Synergy Pharmaceuticals, Inc. as of March 14, 2012:

Name	Age	Position
Gary S. Jacob	64	President, Chief Executive Officer and Director
Kunwar Shailubhai	54	Chief Scientific Officer
Bernard F. Denoyer	64	Senior Vice President, Finance, Secretary
Gabriele M. Cerrone	39	Chairman, Director
Melvin K. Spigelman	63	Director
John P. Brancaccio	64	Director
Thomas H. Adams	69	Director
Christopher McGuigan	53	Director
Alan F. Joslyn	53	Director

Gary S. Jacob, Ph.D. has served as our President, Chief Executive Officer and a Director of the Company since July 2008 and as Chairman of Synergy DE from October 2003 until July 2008. Dr. Jacob currently serves as Chief Executive Officer and a director of Callisto Pharmaceuticals, Inc., a principal stockholder of our company, and a director of TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board’s conclusion that he should serve as a director of our company.

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

Bernard F. Denoyer has served as our Senior Vice President, Finance and Secretary since July 2008. Since December 2007, Mr. Denoyer has been Senior Vice President, Finance and Secretary of Callisto Pharmaceuticals, Inc. and from January 2004 to November 2007 Mr. Denoyer has served as Callisto’s Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

Gabriele M. Cerrone has served as our Chairman of the Board of Directors and a consultant since July 2008. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone co-founded TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company, and served as Co-Chairman from July 2005 until November 2006. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone served as a director of Inhibitex, Inc. from September 2007 until February 2012 when it was acquired by Bristol-Myers Squibb Company.  Mr. Cerrone currently serves as a director of TrovaGene, Inc. In addition, Mr. Cerrone is Chairman and a consultant to Callisto Pharmaceuticals, Inc. Mr. Cerrone is the managing partner of Panetta Partners Ltd., a Colorado limited partnership that is a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone’s experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the company.

Melvin K. Spigelman, M.D. has served as a director of our company since August 2008. Since January 2009, Dr. Spigelman has served as President and CEO and from June 2003 to December 2008 as Director of Research and Development for the Global Alliance for TB Drug Development, a non-profit organization which seeks to accelerate the discovery and development of faster-acting and affordable drugs to fight tuberculosis. Dr. Spigelman was President of Hudson-Douglas Ltd, a consulting company, from June 2001 to June 2003. From 2000 to 2001, Dr. Spigelman served as a Vice President, Global Clinical Centers at Knoll Pharmaceuticals, a pharmaceutical unit of BASF Pharma, and from 1992 to 2000, Dr. Spigelman was the Vice President of Research and Development at Knoll. Dr. Spigelman has been a director of The Medicines Company since September 2005. Dr. Spigelman received a B.A. in engineering from Brown University and an M.D. from The Mount Sinai School of Medicine. Dr. Spigelman’s expertise in drug development and management qualifies him to serve as a director of our company.

John P. Brancaccio, a retired CPA, has served as a director of our company since July 2008. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of TrovaGene, Inc. (formerly Xenomics, Inc.) and Callisto Pharmaceuticals, Inc. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

Thomas H. Adams, Ph.D. has served as a director of our company since July 2008. Since June 2005, Dr. Adams has served as a director of IRIS International, Inc., a diagnostics company, and as Chief Technology Officer of IRIS since April 2006. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol. He has significant public-company experience serving as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams currently serves as a director of Xifin, Inc., a private lab billing company and TrovaGene, Inc. (formerly Xenomics, Inc.). Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. Dr. Adam’s executive leadership, particularly in the healthcare field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

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

Alan F. Joslyn, Ph.D. has served as a director of our company since October 2009.  Since August 2011, Dr. Joslyn has been a drug development consultant to Sentinella Pharmaceuticals.  From August 2009 to August 2011 Dr. Joslyn served as the Chief Executive Officer of Edusa Pharmaceuticals, a privately held biotechnology company. From 2007 to 2009, Dr. Joslyn served as President and Chief Executive Officer of Mt. Cook Pharma and as Senior Vice President of Research & Development at Penwest Pharmaceuticals from 2004 to 2007. From 1995 to 2004, Dr. Joslyn held a number of leadership positions within Johnson & Johnson focusing on development of gastroenterology products including Propulsid®, Motilium®, Aciphex® and prucalopride. Dr. Joslyn received his B.S. in medicinal chemistry, B.A. in biology and Ph.D. in biochemical pharmacology from the State University of New York at Buffalo. Dr. Joslyn’s extensive expertise in gastroenterology and product development qualifies Dr. Joslyn to serve as a director of our company.

Board Leadership Structure and Board’s Role in Risk Oversight

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

The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. Our primary rationale for separating the positions of Board Chairman and the CEO is the recognition of the time commitments and activities required to function effectively as Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the board of directors to recruit senior executives into the CEO position with skills and experience that meet the board of director’s planning for the position who may not have extensive public company board experience.

The board of directors has three standing committees—Audit, Compensation and Corporate Governance/Nominating. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

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

The board of directors believes that establishing the right “tone at the top” and that full and open communication between executive management and the board of directors are essential for effective risk management and oversight. Our CEO communicates frequently with members of the board to discuss strategy and challenges facing the company. Senior management usually attends our regular quarterly board meetings and is available to address any questions or concerns raised by the board of directors on risk management-related and any other matters. Each quarter, the board of directors receives presentations from senior management on matters involving our areas of operations.

Director Independence

Our board of directors has determined that a majority of the board consists of members are currently “independent” as that term is defined under current listing standards of NASDAQ.

Compensation of Directors

Under the 2011 Directors Stock Option Plan, upon election to the Board, each non-employee and non-consultant director receives a grant of stock options vesting over three years and having an exercise price equal to the fair market value of the common stock on the date of grant.

Non-employee and non-consultant directors also receive an annual cash fee of $15,000 as well as cash compensation for serving on board committees. Chairpersons of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee receive $10,000, $5,000 and $3,000, respectively and members of such committees receive $7,000 $3,000 and $1,500 respectively.

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Christopher McGuigan and Melvin K. Spigelman. Our board of directors has determined that each of Mr. Brancaccio, Mr. McGuigan and Mr. Spigelman is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee which is available on our website at www.synergypharma.com.

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

The Compensation Committee currently consists of Thomas H. Adams, chairman of the Compensation Committee, Melvin K. Spigelman and John P. Brancaccio. Our board of directors has determined that all of the members are “independent” under the current listing standards of

NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our web site at www.synergypharma.com.

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

The Corporate Governance/Nominating Committee currently consists of John Brancaccio, chairman of the Corporate Governance/Nominating Committee, Thomas Adams and Christopher McGuigan. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.synergypharma.com.

Scientific Advisory Board

Andrea Brancale, Ph.D. is Senior Lecturer in Medicinal Chemistry at the Cardiff School of Pharmacy and Pharmaceutical Sciences, Cardiff, Whales, UK.  He is an internationally recognized expert in computer-based drug design, with a focus on the use of computer-based techniques to understand biological problems and design novel potential drugs. Dr. Brancale is the Chemistry Editor of Antiviral Chemistry and Chemotherapy and a Committee Chair of the International Society for Antiviral Research, and has more than 100 publications, including original papers in high impact scientific journals and conference proceedings.

Michael Camilleri, M.D., Ph.D. is a Professor of Physiology and Medicine at the Mayo Clinic, Minnesota, MN. He has contributed extensively to the fields of enteric neurosciences, motility, and inflammatory bowel diseases (IBD). Dr. Camilleri is on the editorial boards of a number of prestigious journals including Neurogastroenterology and Motility and American Neurogastroenterology and is President of the American Neurogastroenterology and Motility Society.

Douglas Drossman, M.D. is an Adjunct Professor of Medicine and Psychiatry, UNC School of Medicine, Division of Gastroenterology & Hepatology, and former Co-Director of the UNC Center for Functional GI & Motility Disorders. He is President of the Rome Foundation and Scientific Director and member of the Board of the International Foundation for Functional GI Disorders (IFFGD). He has published extensively in the field of gastroenterology, including the textbook Functional GI Disorders (Rome I, Rome II and Rome III)

Scott Plevy, M.D. is an Associate Professor of Medicine, Microbiology and Immunology at the University of North Carolina School of Medicine, Division of Gastroenterology & Hepatology. He is the Core Director of the Immunotechnology Core in the Center for Gastrointestinal Biology and Disease as well as the Director of the University of North Carolina Federation of Clinical Immunology Societies. Dr. Plevy has contributed significantly to the medical literature on Crohn’s disease and ulcerative colitis, and has been the principal investigator on numerous ulcerative colitis and Crohn’s disease clinical trials.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  A copy of that code is available on our corporate website at http://www.synergypharma.com. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Synergy Pharmaceuticals, Inc. 420 Lexington Avenue, Suite 1609, New York, NY 10170.

Compliance With Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Utilizing this philosophy, our compensation programs are designed to:

•                  be “market-based” and reflect the competitive environment for personnel;

•                  stress our “pay for performance” approach to managing pay levels;

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

We design base pay to provide the essential reward for an employee’s work, and is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay are provided to recognize an employee’s specific performance achievements. Consistent with our compensation philosophy, we implement a “pay for performance” approach that provides higher levels of compensation to individual employees whose results merit greater rewards. Our managers typically make performance assessments throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels.

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

Consistent with our compensation philosophy, we have structured each element of our rewards package as follows:

Base Pay

We create a set of base pay structures that are both affordable and competitive in relation to the market. We continuously monitor base pay levels within the market and make adjustments to our structures as needed. In general, an employee’s base pay level should reflect the employee’s overall sustained performance level and contribution to our company over time. We seek to structure the base pay for our top performers to be aggressive in relation to the market.

Our base pay structure originated as an outgrowth of the base pay already in effect for key Callisto Pharmaceuticals’ employees who transferred to Synergy Pharmaceuticals at the time it was separated from Callisto Pharmaceuticals in July, 2008. The personnel involved in this process include all of the present top management positions within Synergy—Chairman, Mr. Gabriele Cerrone; CEO, Dr. Gary S. Jacob; Senior Vice President of Finance, Mr. Bernard Denoyer; and Chief Scientific Officer, Dr. Kunwar Shailubhai.  Our Compensation Committee also used information made available to us by one of our board members. This information includes an independent Executive Compensation Assessment report prepared in March 2006 by Buck Consultants, an ACS company which provided useful comparative data for analyzing how our salaries compared with other peer companies, recognizing that the comparison of salaries needed to take into account an adjustment for the 2006 data collected for that report. Our comparison was based on a list of sixteen peer public biotechnology companies with market capitalizations ranging from $59.8 million to $403.6 million. These companies consisted of the following comparable biotechnology companies: Acusphere, Inc., Barrier Therapueutics, Inc., Corgentech Inc., Dendreon Corp., Emisphere Technologies, Inc., EpIX Pharmaceuticals, Inc., Favrille, Inc., Genta, Inc., Insmed, Inc., Isis Pharmaceuticals, Inc., Kosan Biosciences, Inc. Neurogen Corporation, Praecis Pharmaceuticals, Inc., Rigel Pharmaceuticals, Inc., Sirna Therapeutics, Inc., and Vion Pharmaceuticals, Inc.

The independent Executive Compensation Assessment report that was used by the Compensation Committee for its analysis of internal compensation was prepared on March 16, 2006. Cash compensation data contained in the report had a common effective date of July 1, 2006. The Compensation Committee computed an adjustment to the data to bring it to “present day” using a 4.1% annual update factor. The “present day” data were then used for the subsequent comparative analyses of executive compensation for our management.

Based on data from the Executive Compensation Assessment report, the Compensation Committee was able to compare the overall compensation for the top management positions described above. This included the following compensation variables: 1) Base Salary, 2) Target Incentive (% of Salary), 3) Target Incentive ($), 4) Total Cash Compensation, 5) Long-term Incentives, and 6) Total Direct Compensation. The Compensation Committee chose to use the aggregate of the compensation variables for each management position that the comparative analysis was performed on. Using the data from the independent Executive Compensation Assessment report that covered the compensation variables, our Compensation Committee was able to compare those data with the overall compensation for our members of top management. This included separate analyses for: Chairman, CEO, Senior VP of Finance and Chief Scientific Officer, respectively. The analyses were guided by the principle that the Compensation Committee would position our compensation levels to be at or below the 50th percentile relative to the compensation levels in the “peer group”. Analyses showed this to be the case for all five members of the management team.

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

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders.

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

Determining the Amount of Each Element of Compensation

Base Pay.     We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. The Compensation Committee considered the scope of and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2011. With respect to executive officers other than Dr. Jacob, who is discussed below, the Compensation Committee targeted base salaries to be competitive with our peers within the biotechnology industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Variable Pay.     The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and with input from management determines the amount of variable pay to be awarded within the parameters of the executive officer’s agreement with us.

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

Severance and Change in Control Arrangements

Several of our executives have employment and other agreements which provide for severance payment arrangements and/or acceleration of stock option vesting that would be triggered by an acquisition or other change in control of our company. See “—Employment Agreements Control Arrangements” below for a description of the severance and change in control arrangements for our named executive officers.

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

Chief Executive Officer Compensation for Fiscal Year 2011

On May 2, 2011, Dr. Gary Jacob entered into a second amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob’s current salary is $324,450 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

The Compensation Committee believes that the amendments to Dr. Jacob’s employment agreement incentivize Dr. Jacob to the maximum extent possible to obtain the highest price possible for shareholders in the event of a sale or merger of our company. As of March 12, 2011, the Compensation Committee has made no changes to Dr. Jacob’s compensation for 2011.

2011 Bonus

On December 29, 2011, the Compensation Committee approved a $227,115 bonus for Dr. Jacob and a $223,330 bonus for Mr. Cerrone, each of which were 70% of such individual’s base salary for 2011. The Compensation Committee reviewed the following factors in determining the amount of the bonus awarded to each individual. Dr. Jacob’s employment agreement and Mr. Cerrone’s consulting agreement allows for an annual bonus equal to 50% of their base salary or base compensation, as the case may be. The Compensation Committee believed that each of Dr. Jacob and Mr. Cerrone did an outstanding job during 2011 in a challenging environment with limited resources and that accounted for the extra 20% bonus payment.

1.               Successful initiation of a Phase II/III clinical trial of plecanatide in CC patients.

2.               Recruiting key members of management such as Director of Clinical Operations.

3.               Certain plecanatide manufacturing milestones.

4.               Successfully execute a public offering raising substantial capital.

5.               Successfully move the trading of our common stock onto a national securities exchange.

In making its determination as to whether Dr. Jacob and Mr. Cerrone achieved their performance objectives for awarding 2011 bonus , the Compensation Committee looked at the above-mentioned performance objectives in totality and what the achievement of those performance objectives meant to us and our business. The Compensation Committee did not assign actual levels of achievement to each objective.

2012 Bonus Criteria

As of March 15, 2012, the Compensation Committee had not yet determined the performance criteria for Dr. Jacob’s and Mr. Cerrone’s 2012 bonus.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2011.

Name & Principal Position	Year	Salary	Bonus		Option and Restricted Stock Awards(1)		Total
Gabriele M. Cerrone	2011	$287,139	$340,648		$1,244,126		$1,871,913
Chairman	2010	280,250	1,397,762	(2)	11,712,727	(3)	13,390,739
	2009	187,761	150,000		—		337,761

Gary S. Jacob	2011	324,450	346,421		1,244,126		1,914,997
President, Chief Executive Officer	2010	285,000	189,000		11,712,727	(3)	12,186,727
and Director	2009	243,937	150,000		—		393,937

Kunwar Shailubhai	2011	236,907	168,556		622,063		1,027,526
Chief Scientific Officer	2010	220,000	—		2,364,795	(3)	2,584,795
	2009	176,250	—		—		176,250

Bernard Denoyer	2011	180,675	54,508		—		235,273
Senior Vice President, Finance	2010	176,000	—		315,306	(3)	491,306
Principal Financial Officer	2009	125,687	—		—		125,687

(1)          Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

(2)          $1,211,912 of such amount represents an accrued realization bonus. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011

(3)          Options underlying these amounts vest and are exercisable at $1.40 per share upon a change of control

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2011:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)(1)
Gabriele M. Cerrone	12/29/2011	600,000	$3.35	$1,244,126
Gary S. Jacob	12/29/2011	600,000	3.35	1,244,126
Kunwar Shailubhai	12/29/2011	300,000	3.35	622,063

(1)          Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Dates	Number of Shares or Units of Restricted Stock That Have Vested (5)
Gabriele M. Cerrone	462,531	1,500,000	(1)	$0.50-$3.35	July 3, 2018 - December 29, 2021	187,470
Gary S. Jacob	474,961	1,500,000	(2)	$0.50-$3.35	July 3, 2018 - December 29, 2021	187,470
Kunwar Shailubhai	437,526	450,000	(4)	$0.50 - $3.35	July 3, 2018 - December 29, 2021	62,441
Bernard F. Denoyer	75,017	20,000	(3)	$0.50 - $1.40	July 3, 2018 - June 22, 2020	—

(1)                                  The unexercisable options of 600,000 vest one third each on December 29, 2012, 2013 and 2014 and 900,000 options vest upon change of control.

(2)                                  The unexercisable options of 600,000 vest one third each on December 29, 2012, 2013 and 2014 and 900,000 options vest upon change of control.

(3)                                  The unexercisable options of 20,000 vest upon change of control.

(4)                                  The unexercisable options of 300,000 vest one third each on December 29, 2012, 2013and 2014 and 150,000 options vest upon change of control.

(5)                                  The restricted stock awards vested fully on July 3, 2010.

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2011 for services to our company.

Name	Fees Earned
Melvin K. Spigelman(1)	$34,000
John P. Brancaccio(2)	$40,000
Thomas H. Adams(3)	$30,000
Christopher McGuigan(4)	$32,500
Alan Joslyn(5)	$23,500

(1)          As of December 31, 2011, 174,000 stock options were outstanding, of which 154,500 were exercisable.

(2)          As of December 31, 2011, 129,523 stock options were outstanding, of which 108,023 were exercisable.

(3)          As of December 31, 2011, 121,523 stock options were outstanding, of which 103,273 were exercisable.

(4)          As of December 31, 2011, 122,523 stock options were outstanding, of which 103,773 were exercisable.

(5)          As of December 31, 2011, 84,000 stock options were outstanding, 50,000 of which were exercisable.

Employment Agreements and Change in Control Agreements

On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with us in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai’s employment agreement was for a term of 12 months beginning April 6, 2004 and is automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy, his salary is currently $236,907 per year and he is eligible to receive a discretionary performance bonus of up to 25% of his salary per year.

On May 2, 2011, Dr. Gary Jacob entered into a second amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob’s current salary is $324,450 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $973,350, less applicable withholding.

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone’s current compensation is $319,043 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011, which payment does not terminate our indemnification liability.

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance.  The term of the agreement was effective as of January 20, 2011, continues until January 20, 2013 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 and he is eligible to receive a cash bonus of up to 20% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors.  If the employment agreement is terminated by us other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii) payment in respect of compensation earned but not yet paid and (iv) payment of the cost of medical insurance for a period of twelve months following termination.  In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $211,855, less applicable withholding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 14, 2012 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Synergy Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, NY 10170.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Executive officers and directors:
Gabriele M. Cerrone	1,301,558	(2)	2.4
Gary S. Jacob, Ph.D.	813,670	(3)	1.5
Kunwar Shailubhai, Ph.D.	538,331	(4)	1.0
Bernard Denoyer	79,445	(5)	*
John Brancaccio	108,023	(6)	*
Chris McGuigan	103,773	(7)	*
Thomas Adams	103,273	(8)	*
Melvin K. Spigelman, M.D.	154,500	(9)	*
Alan F. Joslyn	50,000	(10)	—
All Officers and Directors as a Group (9 persons)	3,252,573	(11)	5.7
5% or greater holders:
Callisto Pharmaceuticals, Inc.	22,295,000		41.1
R. Merrill Hunter	3,305,200		6.1

*less than 1%

(1)  Based on 54,306,178 shares outstanding on March 14, 2012.

(2)  Consists of 187,470 shares of common stock held by Mr. Cerrone, 462,531 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone, 355,940 shares of common stock held by Panetta Partners, Ltd and 295,617 shares of common stock issuable upon exercise of warrants held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta Partners, Ltd. and in such capacity exercises voting and dispositive control over securities owned by Panetta Partners, Ltd. despite him having only a small pecuniary interest in such securities.

(3)  Consists of 288,296 shares of common stock, 50,413 shares of common stock issuable upon exercise of warrants and 474,961 shares of common stock issuable upon exercise of stock options.

(4)  Consists of 88,017 shares of common stock, 12,788 shares of common stock issuable upon exercise of warrants and 437,526 shares of common stock issuable upon exercise of stock options.

(5)  Consists of 2,952 shares of common stock, 1,476 shares of common stock issuable upon exercise of warrants and 75,017 shares of common stock issuable upon exercise of stock options.

(6)  Consists of shares of common stock issuable upon exercise of stock options.

(7)  Consists of shares of common stock issuable upon exercise of stock options.

(8)  Consists of shares of common stock issuable upon exercise of stock options.

(9)  Consists of shares of common stock issuable upon exercise of stock options.

(10)  Consists of shares of common stock issuable upon exercise of stock options.

(11)  Includes 1,969,604 shares of common stock issuable upon exercise of stock options and 360,294 shares of common stock issuable upon exercise of warrants.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011, we had advanced Callisto Pharmaceuticals, Inc., our principal stockholder, $1,541,456 which is Callisto’s share of our payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum and is due on December 19, 2012.

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone’s current compensation is $319,043 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone had agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011, which payment does not terminate our indemnification liability.

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $307,890 and $169,250, respectively.

Audit-Related Fees

There were no aggregate fees billed for the fiscal year ended December 31, 2011 and 2010 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for tax compliance were $22,650 and $22,500, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         List of Documents Filed as a Part of This Report:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2011, 2010 and 2009 and for the period November 15, 2005 (inception) to December 31, 2011	F-4
Consolidated Statement of Changes in Stockholder’s Equity (Deficit) for the period November 15, 2005 (inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010 and 2009 and for the period November 15, 2005 (inception) to December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

(b)         Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(c)          Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description
2.1	Agreement and plan of merger dated February 10, 2012 between Synergy Pharmaceuticals, Inc., a Florida corporation and Synergy Pharmaceuticals Inc., a Delaware corporation.

3.1	Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc.

3.2	Amended and Restated Bylaws

4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*

4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*

4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).

4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).

4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 5, 2010).

4.6	Form of Note (incorporated by reference to Exhibit 4.6 to Form 10-K filed March 16, 2011).

4.7	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).

4.8	Form of Warrant in connection with October 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 6, 2011).

4.9	Form of Warrant in connection with October 14, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 14, 2011).

4.10	Form of Warrant in connection with November 17, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 15, 2011).

4.11	Amended and Restated Synergy Pharmaceuticals, Inc. Warrant Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2011).

4.12	Amended and Restated Synergy Pharmaceuticals, Inc. Unit Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2011).

Exhibit No.	Description

10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

10.3

Second Amended and Restated Executive Employment Agreement dated as of May 2, 2011 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 6, 2011)*

10.4

Second Amended and Restated Consulting Agreement dated as of May 2, 2011 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 6, 2011)*

10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**

10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**

10.7	Form of Loan Agreement dated February 8, 2011 (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 16, 2011

10.8	Executive Employment Agreement dated as of January 20, 2011 between Synergy Pharmaceuticals, Inc. and Bernard F. Denoyer*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)

23	Consent of BDO USA LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SYNERGY PHARMACEUTICALS, INC.
(Registrant)

Date: March 15, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President and Chief Executive Officer	March 15, 2012
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance	March 15, 2012
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ GABRIELE M. CERRONE	Chairman of the Board	March 15, 2012
Gabriele M. Cerrone

/s/ MELVIN K. SPIGELMAN	Director	March 15, 2012
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	March 15, 2012
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	March 15, 2012
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	March 15, 2012
John Brancaccio

/s/ CHRIS MCGUIGAN	Director	March 15, 2012
Chris McGuigan

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009 and November 15, 2005 (inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (Inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and for the period November 15, 2005 (Inception) to December 31, 2011	F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 and for the period from November 15, 2005 (inception) to December 31, 2011 and the related consolidated statement of stockholders’ equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and for the period from November 15, 2005 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2012

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$13,244,883	$1,707,516
Prepaid expenses and other current assets	1,063,402	997,584

Total Current Assets	14,308,285	2,705,100

Property and equipment, net	5,773	7,749
Security deposits	14,025	14,025
Due from controlling shareholder	1,541,456	1,674,087

Total Assets	$15,869,539	$4,400,961

Current Liabilities:
Accounts payable	$1,415,617	$2,961,333
Accrued expenses	1,331,382	2,051,057

Total Current Liabilities	2,746,999	5,012,390
Derivative financial instruments, at estimated fair value-warrants	3,325,114	3,487,959

Total Liabilities	6,072,113	8,500,349

Stockholders’ Equity/(Deficit):
Preferred stock, Authorized 20,000,000 shares at December 31, 2011and 2010, none outstanding.	—	—
Common stock, par value of $.0001. Authorized 100,000,000 shares at December 31, 2011 and 2010. Outstanding 54,279,906 and 46,094,082 shares at December 31, 2011 and 2010, respectively	5,429	4,610
Additional paid-in capital	79,401,015	51,037,984
Deficit accumulated during development stage	(69,609,018)	(55,141,982)

Total Stockholders’ Equity (Deficit)	9,797,426	(4,099,388)

Total Liabilities and Stockholders’ Equity (Deficit)	$15,869,539	$4,400,961

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			For the period November 15, 2005 (inception) to
	2011	2010	2009	December 31, 2011
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	13,418,754	9,558,608	3,732,734	28,413,154
Purchased in-process research and development	—	—	—	28,156,502
General and administrative	6,745,642	6,562,658	4,467,289	19,644,642

Loss from Operations	(20,164,396)	(16,121,266)	(8,200,023)	(76,214,298)
Interest and investment income	89,708	108,562	74,923	278,186
Interest Expense	(11,877)	—	—	(11,877)
Other income	362,498	494,479	—	856,977
Change in fair value of derivative instruments—warrants	5,257,031	296,784	—	5,553,815
Total Other Income	5,697,360	899,825	74,923	6,677,101
Loss from Continuing Operations	(14,467,036)	(15,221,441)	(8,125,100)	(69,537,197)
Loss from discontinued operations	—	—	—	(71,821)

Net loss	$(14,467,036)	$(15,221,441)	$(8,125,100)	$(69,609,018)

Weighted Average Common Shares Outstanding
Basic and Diluted (restated for stock split)	47,598,240	44,875,356	36,640,663

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.30)	$(0.34)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7,569	(5,569)	—	2,000
Sale of common stock	6,850,000	685	17,415	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	82,540,608	8,254	11,846	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	82,540,608	8,254	11,846	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	82,540,608	8,254	20,739	(40,261)	(11,268)
Cancellation of unregistered founder shares	(74,990,604)	(7,499)	7,499	—	—
Common stock issued via Exchange Transaction	22,732,380	2,273	27,276,588	—	27,278,861
Common stock issued via private placement—	2,520,833	252	3,024,748	—	3,025,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the period	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	32,803,217	3,280	30,636,369	(31,795,441)	(1,155,792)
Common stock issued via private placements	11,407,213	1,141	15,968,959	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	1,250	1	1,499	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the period	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	44,211,680	4,422	47,399,887	(39,920,541)	7,483,768
Common stock issued via registered direct offering and private placement	1,209,000	121	7,178,879	—	7,179,000
Fees and expenses related to direct offering	—	—	(468,130)	—	(468,130)
Warrants reclassified to derivative liability	—	—	(3,784,743)	—	(3,784,743)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	67	(67)	—	—
Common stock Issued for services rendered	2,469	—	18,271	—	18,271
Stock based compensation expense	—	—	693,887	—	693,887
Net loss for the period	—	—	—	(15,221,441)	(15,221,441)

Balance, December 31, 2010	46,094,082	4,610	51,037,984	(55,141,982)	(4,099,388)
Common stock issued via registered direct offerings and private placements	7,733,093	773	34,368,291	—	34,369,064
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148,383)	—	(2,148,383)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	8	(8)	—	—
Warrants classified to derivative liability - net	—	—	(5,094,186)	—	(5,094,186)
Common stock issued to make whole certain unregistered shares	215,981	22	(22)	—	—
Exercise of warrant	80,000	8	415,301	—	415,309
Common stock issued for services rendered	79,000	8	341,287	—	341,295
Stock based compensation expense	—	—	480,751	—	480,751
Net loss for the period	—	—	—	(14,467,036)	(14,467,036)

Balance, December 31, 2011	54,279,906	$5,429	$79,401,015	$(69,609,018)	$9,797,426

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from November 15, 2005 (Inception) to
	2011	2010	2009	December 31, 2011
Cash Flows From Operating Activities:
Net loss	$(14,467,036)	$(15,221,441)	$(8,125,100)	$(69,609,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,976	1,976	1,976	7,150
Stock-based compensation expense	822,046	712,158	1,054,562	2,968,649
Purchased in-process research and development	—	—	—	28,156,502
Change in fair value of derivative instruments—warrants	(5,257,031)	(296,784)	—	(5,553,815)
Changes in operating assets and liabilities:
Security deposit	—	—	(9,625)	(14,025)
Accounts payable and accrued expenses	(2,265,391)	3,285,658	(351,501)	2,023,956
Prepaid expenses and other current assets	(65,818)	64,046	(1,061,630)	(1,063,402)

Total Adjustments	(6,764,218)	3,767,054	(366,218)	26,525,015

Net Cash used in Operating Activities	(21,231,254)	(11,454,387)	(8,491,318)	(43,084,003)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	—	(155,326)
Loans from (to) related parties	132,631	(701,535)	(282,219)	(1,541,456)
Additions to property and equipment	—	—	—	(12,195)

Net Cash provided by (used in) Investing Activities	132,631	(701,535)	(282,219)	(1,708,977)

Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	—	8,893
Issuance of common stock	—	—	—	2,000
Proceeds of sale of common stock	34,369,064	7,179,000	15,970,100	60,543,164
Proceeds from exercise of warrants	415,309	—	—	415,309
Proceeds from sale of unregistered common stock to founders	—	—	—	18,100
Fees and expenses related to private placements	(2,148,383)	(468,130)	(260,002)	(2,949,603)

Net Cash provided by Financing Activities	32,635,990	6,710,870	15,710,098	58,037,863

Net increase (decrease) in cash and cash equivalents	11,537,367	(5,445,052)	6,936,561	13,244,883
Cash and cash equivalents at beginning of period	1,707,516	7,152,568	216,007	—

Cash and cash equivalents at end of period	$13,244,883	$1,707,516	$7,152,568	$13,244,883

Supplementary disclosure of cash flow information:
Cash paid for taxes	$37,795	$31,315	$6,289	$71,616

Value of warrants classified to derivative liability-net	$5,094,186	$3,784,743	$—	$8,878,929
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$3,235,040	$—	$3,235,040

Cash flow activities for the period inception to December 31, 2011 include discontinued operations of Synergy’s pet food business prior to July 14, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Synergy Pharmaceuticals, Inc., incorporated in Florida on November 15, 2005, (“Synergy” or the “Company”) is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Synergy’s lead product candidate is plecanatide, a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CC, and constipation-predominant-irritable bowel syndrome, or IBS-C. CC and IBS-C are gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by infrequent and uncomfortable bowel movements but a majority of these patients also report bloating and abdominal discomfort among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, the Company’s second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

On October 24, 2011 Synergy initiated dosing of patients in its Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC who will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.  The study’s primary objective is the measure of complete spontaneous bowel movements using a responder analysis. The trial will also evaluate spontaneous bowel movements and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.

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

On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering Synergy’s novel drug candidate SP-333 to treat inflammatory bowel disease. SP-333 is a second-generation GC-C agonist with the potential to treat gastrointestinal diseases such as ulcerative colitis. The patent entitled “Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders” specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

2. Basis of Presentation and Going Concern

On July 14, 2008, Pawfect Foods Inc. (“Pawfect”), a Florida corporation incorporated on November 15, 2005, acquired 100% of the common stock of Synergy Pharmaceuticals, Inc., a Delaware corporation incorporated on September 11, 1992, and its wholly-owned subsidiary, Synergy Advanced Pharmaceuticals, Inc., (collectively “Synergy-DE”), under the terms of an Exchange Agreement among Pawfect, Callisto Pharmaceuticals, Inc. (“Callisto”), Synergy-DE, and certain other holders of Synergy-DE common stock (“Exchange Transaction”). For a more detailed discussion of this Exchange Transaction, see Note 3, Acquisition and Stockholders’ Equity (Deficit) below.

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

These consolidated financial statements include Synergy and subsidiaries: (1) Synergy-DE, (2) Synergy Advanced Pharmaceuticals, Inc. and (3) IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Synergy’s independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in Synergy’s ability to continue as a going concern without additional capital becoming available. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 29, 2011 the Company filed an amendment to its amended and restated articles of incorporation pursuant to which the Company affected a one for two (1:2) reverse stock split on its authorized and issued and outstanding shares of Common Stock effective on November 30, 2011.  All share and per share information has been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented, (e.g. inception November 15, 2005).

As of December 31, 2011, Synergy had an accumulated deficit of $69,609,018 and expects to incur significant and increasing operating losses for the next several years as the Company expands its research and development, continues clinical trials of plecanatide and SP-333 for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was $21,231,254 for the twelve months ended December 31, 2011. As of December 31, 2011 Synergy has $13,244,883 of cash and cash equivalents. During the twelve months ended December 31, 2011, Synergy incurred net losses from operations of $14,467,036. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock. Net cash provided by financing activities for the twelve months ended December 31, 2011 was $32,635,990. As of December 31, 2011 Synergy had a working capital of $11,561,286.

Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed for the foreseeable future. These developments may make it more difficult to obtain additional equity or credit financing, when needed.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and short-term money market funds as of December 31, 2011 and 2010 on deposit with U.S. commercial banks, which at any point in time, may exceed federally insured limits. The Company considers all highly liquid securities purchased with an original maturity of three months or less, which includes our money market funds, to be cash equivalents. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $13.0 million and $0 at December 31, 2011 and 2010, respectively.

Derivative Instruments

The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on the Company’s balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. Changes in fair value are recorded in the Company’s statement of operations.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:

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

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except derivative instruments which are marked to market at the end of each reporting period.

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

Income Taxes

Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of Synergy’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.

Contingencies

In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, (“ASC Topic 450”), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 6, Commitments and Contingencies below.

Research and Development

Research and development costs include expenditures for an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract  services, including clinical trial and related clinical manufacturing expenses; and other outside expenses patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance and FDA consultants. These costs are generally expensed as incurred.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development for nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to executory contractual arrangements as current assets on the Company’s balance sheet totaling $577,745 and $683,182 as of December 31, 2011 and 2010, respectively. Synergy expenses these advance payments when goods or services are delivered.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2011, 2010 and 2009 the effect of 5,964,039, 4,302,008 and 2,107,008, respectively, outstanding stock options and

5,597,203, 728,469 and -0-, respectively, outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

3. Acquisition and Stockholders’ Equity (Deficit)

On July 14, 2008, Pawfect acquired 100% of the common stock of Synergy-DE from Callisto and certain other holders of Synergy-DE shares, in exchange for 22,732,380 unregistered shares of Pawfect’s common stock. This represented approximately 70% of Pawfect’s outstanding common stock after giving effect to (i) a 37.845338 for one stock split, (ii) cancellation of 74,990,604 of 75,690,603 unregistered shares owned by Pawfect’s principal stockholder and (iii) a $3,000,000 private placement of 2,500,000 unregistered shares of Pawfect’s common stock to private investors. Fees and expenses directly related to the closing of this private placement totaled $73,088, yielding net proceeds of $2,926,912. The stock split and change in par value, from $0.001 to $0.0001, resulted in the restatement of all historical common stock and additional paid-in capital amounts presented in the accompanying financial statements.

These transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008, as amended and effective on July 14, 2008 among Pawfect, Callisto, Synergy-DE, and certain other holders of Synergy-DE common stock. Callisto received 22,295,000 of the 22,732,380 shares of Pawfect’s common stock exchanged for ownership of Synergy-DE, and Callisto which represented 68% of Pawfect’s outstanding common stock. See Note 4, Accounting for Share-Based Payments below for shares issued to other holders.

The Exchange Transaction was treated as an asset acquisition by Pawfect for accounting purposes. Under this method of accounting, Pawfect is treated as the acquiring entity, issuing stock for the assets and liabilities of Synergy-DE. The assets and liabilities of Synergy-DE, primarily cash and accounts payable, were stated at their fair value. Net liabilities acquired totaled $877,646. The fair value of the 22,727,380 shares issued in connection with the Exchange Transaction, totaled $27,278,856 on July 14, 2008, based on a per share value of $1.20, which was the per share price the Company’s 2,500,000 common shares sold for in a private placement on that date. The total consideration of $28,156,502 was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and, having no alternative use, this amount was charged to purchased in-process research and development (“IPR&D”) expense as of the date of the Exchange Transaction.

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

On July 21, 2008, Pawfect amended its articles of incorporation in the State of Florida to effect the actions necessary to complete the transactions contemplated by the Exchange Transaction, including: (i) an increase in the authorized number of common shares from 25,000,000 to 75,000,000 (ii) authorized 20,000,000 shares of preferred stock (iii) changed the common stock par value per share from $0.001 to $0.0001and (iv) changed its name to Synergy Pharmaceuticals, Inc.

During the twelve months ended December 31, 2009 Synergy sold 11,407,213 shares of unregistered common stock at $1.40 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $15,970,100. There were no warrants issued in connection with these transactions. Synergy incurred $260,002 in fees to selling agents and attorneys in connection with these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up until August 15, 2010 and Synergy agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until February 15, 2011. In accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the price protection provisions are embedded derivatives that require bifurcation and recognition at fair value in the company's financial statements. The Company has determined that the fair value of the derivatives is de minimus.

On November 20, 2009, the number of common shares authorized increased from 75,000,000 to 100,000,000.

On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 324,000 units at $8.50 per share to investors. Each unit consists of one share of Synergy’s common stock and one warrant to purchase one additional share of Synergy’s common stock. The warrants expire after five years and are exercisable at $9.00 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement.

On August 16, 2010, Synergy entered into a securities purchase agreement with an accredited investor to sell securities and raise gross proceeds of $400,000 in a private placement. The Company sold 49,383 units to the investor with each unit consisting of one share of the Company’s common stock and one warrant to purchase one additional share of the Company’s common stock. The purchase price paid by the investor was $8.10 for each unit. The warrants expire after five years and are exercisable at $8.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On July 13, 2010 and October 12, 2010 Synergy issued 670,933 shares of its common stock as consideration for an agreement by certain holders of the Company’s common stock to extend their lock-up of such shares from August 15, 2010 to January 15, 2011 or enter into a lock-up agreement until such date, as the case may be. This issuance was approved by the Company’s Board of Directors on June 22, 2010 and represents 5% of the shares of previously issued common stock currently subject to a lock-up agreement or being requested to lock-up, as the case maybe. The fair value of the common stock issued to accomplish this lock-up extension totaled $3,235,040, based on the estimated fair value of the shares issued in connection with the June 30, 2010 and October 6, 2010 registered direct offerings. The par value of these shares was charged to additional paid in capital as a cost of facilitating the June 30, 2010 registered direct offering.

On October 1, 2010 the Company entered into a securities purchase agreement with an investor and raised gross proceeds of $2,500,000 in a registered direct offering. The Company paid a fee of $50,000 to a non-U.S. selling agent. The Company sold to the investor 500,000 shares of its common stock and warrants to purchase 200,000 shares of common stock. The common stock and warrants were sold in units consisting of one share of common stock and two-fifths of a warrant to purchase a share of common stock. The purchase price paid by the investor was $5.00 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On October 18, 2010 the Company entered into a securities purchase agreement with certain investors and raised gross proceeds of $1,525,000 in a registered direct offering. The Company paid a fee of $91,000 to a non-U.S. selling agent. The Company sold 305,000 shares of its common stock and warrants to purchase 122,000 shares of common stock. The common stock and warrants were sold in units consisting of one share of common stock and two-fifths of a warrant to purchase a share of common stock. The purchase price paid by the investors was $5.00 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On March 4, 2011, Synergy closed a registered direct offering with a non-U.S. investor which raised gross proceeds of $1,800,000. Synergy issued to the investor 300,000 shares of its common stock and warrants to purchase 210,000 shares of common stock. The purchase price paid by the investor was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.20 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

From May 2 to May 23, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $2,499,999 in a registered direct offering.  The Company issued to the investors 416,667 shares of its common stock and warrants to purchase 416,667 shares of common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years, are exercisable at $4.25 per share and the exercise price is protected, in the event of subsequent equity sales at a lower price, for a period of two years from issuance.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.  These liabilities in the amount of $725,000 were reclassed on December 19, 2011 to additional paid in capital.

On June 3, 2011, a Synergy warrant holder exercised his warrants and purchased a total of 80,000 shares of common stock.  Synergy raised gross proceeds of $415,309 as a result of the warrant exercise.  The purchase price paid by the warrant holder was $5.00 for 49,383 shares and $5.50 for 30,617 shares. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy had determined that the warrants exercised in connection with this transaction were derivative liabilities when issued and the Company had been marking this liability to market at the end of each reporting period. Upon the exercise of these warrants the fair value of the related derivative liability totaling $486,328 was reclassified to Additional Paid in Capital.

From June 3 to June 15, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,161,243 in a private placement.  The Company issued to the investors 193,541 shares of its common stock and warrants to purchase 193,541 shares of common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.50 per share. In connection with this transaction Synergy entered into a registration rights agreement with each of the investors pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy had determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On December 19, 2011Synergy filed a registration statement on Form S-3 covering the 193,541shares of common stock and the 193,541 shares of common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants of $315,901 on December 19, 2011 was reclassed from liability to additional paid in capital to equity.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement.  The Company issued to the investor 40,458 shares of its common stock and warrants to purchase 40,458 shares of common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.50 per share. In connection with this transaction Synergy entered into a registration rights agreement with the investor pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On December 19, 2011 Synergy filed a registration statement on Form S-3 covering the 40,458 shares of common stock and the 40,458 shares of common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the derivative liability associated with these warrants of $73,931 was reclassed from liability to additional paid in capital.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering.  The Company issued to the investors 333,782 shares of its common stock. The purchase price paid by the investors was $7.00 for each share of common stock and there were no warrants issued in connection with this transaction. On December 7, 2011 Synergy issued to these investors an additional 215,981 shares of common stock which make whole brought the purchase price per share paid by these investors to $4.25 per share.

On October 4, 2011, we entered into a securities purchase agreement with certain investors for the sale of 552,647 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  Our gross proceeds from the sale of the units were $2,348,723.  The purchase price paid by the investors was $4.25 per unit.  The warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

The October 4, 2011 transaction pricing resulted in the exercise price of the 416,667 warrants issued during May 2011 (the “May Warrants”) to be reduced to $4.25 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until the Company’s listing on NASDAQ, December 1, 2011. This exercise price reduction from $6.50 per share to $4.25 per share decreased the prospective exercise proceeds attributable to the May Warrants by $937,500.

On October 19, 2011, we entered into securities purchase agreements with various investors for the sale of 136,912 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds from the sale of the Units were $581,876. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On October 28, 2011, we entered into securities purchase agreements with various investors for the sale of 117,647 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to us from the sale of the Units were $500,000. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance due to price protection features and marked to market on a quarterly basis.

The October warrants relating to the 2011 fundraising in the amount of $593,296 were reclassed from liabilities to additional paid in capital upon listing of the NASDAQ.

On November 14, 2011, we entered into a securities purchase agreement with certain accredited investors for the sale of 1,328,941 units in a private placement, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The gross proceeds from the sale of the Units were $5,648,000. The purchase price paid by the investors was $4.25 per Unit. The Warrants expire after five years and are exercisable at $5.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the investor warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On December 1, 2011, we entered into an underwriting agreement for the public offering and sale of 1,875,000 units, consisting of two shares of common stock and one warrant to purchase one share of common stock. On December 6, 2011 Synergy closed the offering at a price of $8.00 per unit, resulting in gross proceeds to the Company of $15,000,000.  Each warrant has an exercise price of $5.50 per share and will expire five years from the date of issuance.  Synergy also granted the Underwriters, under the terms of the Underwriting Agreement, an option to purchase up to an additional 281,250 units to cover over-allotments.  On December 15, 2011 the over-allotment option was exercised for additional gross proceeds of $2,250,000.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that warrants issued in connection with this Financing transaction were not derivative liabilities.

On December 6, 2011, in connection with this underwritten financing, Synergy issued a total of 112,500 common stock purchase options to the underwriters and several principals of the firm. The Options expire three years from issuance and have an exercise price of $5.00 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction were not derivative liabilities.

For the twelve months ended December 31, 2011, Synergy paid $2,148,383 in selling agent fees and legal expenses related to the above financing transactions and issued 9,025 warrants to a selling agent which expire after seven years and are exercisable at $6.50 per share, and 77,750 units consisting of one share of common stock and one warrant to purchase one share of common stock, which expire in five years, and are exercisable at $5.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that 8,025 warrants issued to selling agents were equity instruments upon issuance and 78,750 warrants must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

During the twelve months ended December 31, 2011 we issued a total of 79,000 shares of common stock in payment for legal, consulting and scientific advisory services rendered.  The fair value of these shares totaled $341,295 which amount has been reflected in our statement of operations for the year ended December 31, 2011.

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

Stock-based compensation, including all options and restricted stock units, has been recognized in operating results as follow:

	Years Ended December 31,			November 15, 2005 (inception) to
	2011	2010	2009	December 31, 2011
Employees—included in research and development	$107,191	$187,520	$252,541	$626,781
Employees—included in general and administrative	92,924	210,591	358,167	774,410

Subtotal employee stock based compensation	200,115	398,111	610,708	1,401,191
Non-employees—included in research and development	73,449	52,184	33,913	168,096
Non-employees—included in general and administrative	548,482	261,863	409,941	1,399,362

Subtotal non-employee stock based compensation	621,931	314,047	443,854	1,567,458

Total stock-based compensation expense	$822,046	$712,158	$1,054,562	$2,968,649

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2011.

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.88%- 1.25%	2.31% - 2.71%	2.20%
Dividend yield	—	—	—
Expected volatility	70%	90%	90%
Expected term (in years)	6.0 yrs.	6.0 yrs.	6.0 yrs.

Risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of Synergy stock.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on historical experience of its majority-owned shareholder, Callisto.

The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2011 and December 31, 2010 estimated as of the grant date using the Black-Scholes option valuation model was $2.09 and $6.77 per share, respectively.

The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2011, December 31, 2010, and December 31, 2009 was $2,768,766, $314,921 and $1,010,250, respectively. The December 31, 2011 balance is expected to be recognized over a weighted-average remaining vesting period of approximately 3 years.

On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 7,500,000 shares, after a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011. As of December 31, 2011 there were 5,964,039 stock options outstanding under the Plan, leaving 1,535,961 stock options available for future issuance under the Plan.

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

	Number of Options(2)	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, January 1, 2010	2,107,008	$0.50 – 1.90	$0.61	$22,320,436
Granted(1)	2,232,500	$1.40	$1.40
Exercised	—	—	—
Forfeited	(37,500)	$1.40	$1.40

Balance outstanding, December 31, 2010	4,302,008	$0.50 – 1.90	$1.04	$25,763,002
Granted	1,807,000	$3.35– 4.30	$3.50
Exercised	—
Forfeited	(144,969)	$0.50 – 1.40	$1.04

Balance outstanding, December 31, 2011	5,964,039	$0.50 – 4.30	$1.77	$6,027,368

Exercisable at December 31, 2011	2,044,539	$0.50 – 4.30	$0.70	$5,787,368

(1)         Contingent vesting upon change of control. The Fair Value at the date of grant was $30,243,946 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

(2)         Number of shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

5. Income Taxes

At December 31, 2011, Synergy-DE has net operating loss carryforwards (“NOLs”) aggregating approximately $60 million, which, if not used, expire beginning in 2012 through 2031. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Synergy’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2011. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

The provisions of FASB ASC Topic 740-10-30-7, Accounting for Income Taxes were adopted by Synergy on January 1, 2007 and had no effect on Synergy’s financial position, cash flows or results of operations upon adoption, as Synergy did not have any unrecognized tax benefits. Synergy’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense and none have been incurred to date.

Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2011. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

On July 14, 2008, Synergy engaged in a tax-free reorganization pursuant to the Internal Revenue Code Section 368(a)(1)(B) thereby acquiring 100% of shares in Synergy-DE, from Callisto, a Delaware corporation, and other restricted holders of Synergy-DE shares, in exchange for 22,732,380 shares of the Company’s common stock (or approximately 70% of the Company’s outstanding common stock). The transaction was characterized as a tax-free type “B” reorganization resulting in no gain or loss recognition to the Company, for federal tax purposes.

During the year ended December 31, 2010 Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and recorded a $250,000 New York City Biotechnology refundable tax credit. The total of these awards $494,479 is reported as other income in the Consolidated Statement of Operations.

During the year ended December 31, 2011 the Company recorded refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totalling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totalling $118,437. These credits are presented as other income in the statement of operations.

6. Commitments and Contingencies

Employment and Consulting Agreements

Gary S. Jacob, Ph.D.

On May 2, 2011, Dr. Gary Jacob entered into an amended and restated employment agreement with us in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob’s current base salary is $324,450 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million in the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $973,350, less applicable withholding.

Gabriele M. Cerrone

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with us. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Cerrone’s current compensation is $319,043 per year. Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the twelve months ended December 31, 2011, which payment does not terminate the Company’s indemnification liability.

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance.  The term of the agreement was effective as of January 20, 2011, continues until January 20, 2013 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 and he is eligible to receive a cash bonus of up to 20% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. In December 2011.  If the employment agreement is terminated by us other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. . In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $211,855, less applicable withholding.

Lease agreements

Our corporate headquarters totals approximately 3,800 square feet in Suite 1609, located at 420 Lexington Avenue, New York, NY, expired on June 30, 2011.  On July 21, 2011 we extended our lease on Suite 1609 until March 31, 2012, at a monthly rent of $16,414. The Company also occupies a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2011. Rent expense for the twelve months ended December 31, 2011 and 2010 totaled $239,189 and $272,663, respectively.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $577,745 and $683,182 as of December 31, 2011 and December 31, 2010, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate plecanatide and SP-333. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of our common stock in the year ended December 31, 2011 and December 31, 2010 must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2011 and December 31, 2010 were:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Estimated fair value of stock	$3.50 - $9.04	$5.00 - $7.40
Expected warrant term	4-7 years	5 years
Risk-free interest rate	0.36% - 2.22%	1.20 - 2%
Expected volatility	70%-90%	90%
Dividend yield	0%	0%

Estimated fair value of stock is the closing market price of the Company’s common stock on the date of warrant issuance and end of each reporting period the derivative instruments are marked to market. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants. Expected volatility is based on historical volatility of the Company’s common stock.

Certain of Synergy’s warrants issued during the twelve months ended December 31, 2011 contained a price protection clause which variable exercise price required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2011 was as follows:

Twelve months ended December 31, 2011
Estimated fair value of stock	$2.71 - $5.02
Expected warrant term	5-7years
Risk-free interest rate	0.90% - 2.64%
Expected volatility	70%-90%
Dividend yield	0%

In the Binomial model, the assumption for estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in Synergy’s most recent registered direct offerings, which resulting stock prices were deemed to be arms-length negotiated prices. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants (1)	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—
6/30/2010	Fair value of new warrants issued during the quarter	324,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	51,851	$163,905
9/30/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(110,937)
9/30/2010	Balance of derivative financial instruments liability	375,851	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	352,618	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(185,847)
12/31/2010	Balance of derivative financial instruments liability	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325,114

(1)         Number of warrants outstanding represented above reflect a retroactive effect of a one for two (1:2) reverse stock split effective on November 30, 2011.

9. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and December 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959	$—	$—	$3,325,114	$3,325,114

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended December 31, 2011 and December 31, 2010:

Description	Balance at December 31, 2009	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of December 31, 2010	Fair value of warrants exercised and reclassified to additional paid in capital	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of December 31, 2011
Derivative liabilities related to Warrants	—	$3,784,743	$(296,784)	$3,487,959	$(2,193,645)	$7,287,831	$(5,257,031)	$3,325,114

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

10. Property and Equipment

Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2011, 2010, 2009 and from November 15, 2005 (inception) to December 31, 2011 were $1,976, $1,976, $1,976 and $7,150 respectively.

	December 31, 2011	December 31, 2010
Furniture and fixtures	$38,343	$38,343
Machinery and equipment	12,195	12,195
Less accumulated depreciation	(44,765)	(42,789)

Property and equipment, net	$5,773	$7,749

11. Related Parties

As of December 31, 2011, Synergy’s principal shareholder, Callisto, owns 41.10% of its outstanding shares. Synergy occupies corporate office space in New York City under a month to month sharing arrangement with Callisto, its principal shareholder. Rent is allocated from Callisto monthly based on the square footage of office space occupied by Synergy.

As of December 31, 2011 Synergy had advanced Callisto $1,541,456 which is Callisto’s share of Synergy payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum. Interest income earned on this note totaled approximated $84,000 and $89,000 during the twelve months ended December 31, 2011 and 2010, respectively.  Due to the uncertainty surrounding Callisto’s ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified the balance due as a long term asset.

As of December 31, 2011 and December 31, 2010, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

	December 31, 2011	December 31, 2010
Rent, utilities and property taxes	$90,166	$61,813
Insurance and other facilities related overhead	249,635	150,836
Independent accountants and legal	510,331	417,298
Financial printer and transfer agent fees	217,476	147,171
Salaries and consulting fees of shared executives	289,270	214,311
Working capital advances	184,578	682,658
Total due from Callisto	$1,541,456	$1,674,087

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	1,478	2,355	3,883	5,703
General and administrative	1,897	1,524	1,103	2,222
Loss from operations	(3,375)	(3,879)	(4,986)	(7,925)
Other income	—	—	—	362
Interest and investment income	24	20	20	26
Interest expense	(12)	—	—	—
Change in fair value of derivative instruments—warrants	(339)	(698)	4,383	1,911

Net Loss	$(3,702)	$(4,557)	$(583)	$(5,626)

Weighted average common shares outstanding—basic and diluted (a)	46,167,416	46,642,901	47,308,946	48,657,013
Earnings per common share—basic and diluted(b):

Net per common share	$(0.08)	$(0.10)	$(0.01)	$(0.12)

(a)   Weighted average common shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

(b)   Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	1,183	4,395	2,295	1,686

General and administrative	1,199	1,419	1,220	2,724
Loss from operations	(2,382)	(5,814)	(3,515)	(4,410)
Other income	—	—	—	494
Interest and investment income	33	27	23	25
Change in fair value of derivative instruments—warrants	—	—	111	185
Net Loss	$(2,348)	$(5,787)	$(3,381)	$(3,706)
Weighted average common shares outstanding—basic and diluted (a)	44,211,680	44,231,064	45,051,203	45,986,047
Earnings per common share—basic and diluted(b):
Net per common share	$(0.06)	$(0.12)	$(0.08)	$(0.08)

(a)         Weighted average common shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

(b)         Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

13. Subsequent Events

On February 14, 2012, Synergy Pharmaceuticals, Inc., (the “Company”) entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, the Company merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of the Company upon the effective date of the merger shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger shall be the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

Each issued share of the Company shall, upon the effective date of the merger, be converted into one share of Synergy-DE.  After the effective date of the merger, certificates representing shares of the Company’s common stock will represent shares of Synergy-DE’s common stock, and upon surrender of the same to the transfer agent for the Company, who also shall serve as the transfer agent for Synergy-DE, the holder thereof shall be entitled to receive in exchange therefor a certificate or certificates representing the number of shares of Synergy-DE common stock into which such shares of the Company’s common stock shall have been converted.  All outstanding warrants, options and rights issued by the Company to purchase shares of the Company’s common stock (the “Company Securities”), will either be exchanged for or converted into warrants, options or rights issued by Synergy-DE, or amended to provide that, on the effective date of the merger, each Company Security so exchanged, converted or amended shall become, a warrant, option or right to acquire the same number of shares of Synergy-DE common stock and at the same exercise price as the holder of such Company Securities would have been entitled to receive pursuant to the merger had such holder exercised such Company Securities in full immediately prior to the effective time of the merger, without any other action required by any such holder.

Exhibit Index

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description
2.1	Agreement and plan of merger dated February 10, 2012 between Synergy Pharmaceuticals, Inc., a Florida corporation and Synergy Pharmaceuticals Inc., a Delaware corporation.

3.1	Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc.

3.2	Amended and Restated Bylaws

4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*

4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*

4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).

4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).

4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 5, 2010).

4.6	Form of Note (incorporated by reference to Exhibit 4.6 to Form 10-K filed March 16, 2011).

4.7	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).

4.8	Form of Warrant in connection with October 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 6, 2011).

4.9	Form of Warrant in connection with October 14, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 14, 2011).

4.10	Form of Warrant in connection with November 17, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 15, 2011).

4.11	Amended and Restated Synergy Pharmaceuticals, Inc. Warrant Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2011).

4.12	Amended and Restated Synergy Pharmaceuticals, Inc. Unit Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2011).

Exhibit No.	Description

10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

10.3

Second Amended and Restated Executive Employment Agreement dated as of May 2, 2011 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 6, 2011)*

10.4

Second Amended and Restated Consulting Agreement dated as of May 2, 2011 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 6, 2011)*

10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**

10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**

10.7	Form of Loan Agreement dated February 8, 2011 (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 16, 2011

10.8	Executive Employment Agreement dated as of January 20, 2011 between Synergy Pharmaceuticals, Inc. and Bernard F. Denoyer*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)

23	Consent of BDO USA LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Indicates a management contract or compensatory plan or arrangement.

**                                  Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.