Form 10-Q
period 2012-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2012-05-10
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

The number of the registrant’s shares of common stock outstanding was 64,306,156 as of May 9, 2012.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited) and the period November 15, 2005 (Inception) to March 31, 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and for the period November 15, 2005 (Inception) to March 31, 2012 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period November 15, 2005 (Inception) to March 31, 2012 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II—OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Properties	20
Item 6.	Exhibits	21
SIGNATURES		22

INTRODUCTORY NOTE

This Report on Form 10-Q for Synergy Pharmaceuticals, Inc. (“Synergy” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth in our Form 10-K for the year ended December 31, 2011 as filed with the Securities Exchange Commission on March 15, 2012 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Synergy’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,123,340	$13,244,883
Prepaid expenses and other current assets	1,617,526	1,063,402

Total Current Assets	7,740,866	14,308,285
Property and equipment, net	5,279	5,773
Security deposits	14,025	14,025
Due from controlling shareholder	1,819,658	1,541,456

Total Assets	$9,579,828	$15,869,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,084,471	$1,415,617
Accrued expenses	965,336	1,331,382

Total Current Liabilities	3,049,807	2,746,999
Derivative financial instruments, at estimated fair value-warrants	3,317,168	3,325,114
Total Liabilities	6,366,975	6,072,113

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares, at March 31, 2012 and December 31, 2011, none outstanding	—	—
Common stock, par value of $.0001 authorized 100,000,000 shares, outstanding 54,306,156 and 54,279,906 shares at March 31, 2012 and December 31, 2011, respectively.	5,432	5,429
Additional paid-in capital	79,839,083	79,401,015
Deficit accumulated during development stage	(76,631,662)	(69,609,018)

Total Stockholders’ Equity	$3,212,853	$9,797,426

Total Liabilities and Stockholder’s Equity	$9,579,828	$15,869,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		November 15, 2005 (inception) to
	2012	2011	March 31, 2012
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	5,338,140	1,478,126	33,751,294
Purchased in-process research and development	—	—	28,156,502
General and administrative	1,731,128	1,897,626	21,375,770

Loss from Operations	(7,069,268)	(3,375,752)	(83,283,566)
Interest and investment income	38,678	24,064	316,864
Interest expense	—	(11,877)	(11,877)
Other Income	—	—	856,977
Change in fair value of derivative instruments-warrants	7,946	(338,715)	5,561,761
Total Other Income/(Expense)	46,624	(326,528)	6,723,725

Loss from Continuing Operations	(7,022,644)	(3,702,280)	(76,559,841)

Loss from Discontinued Operations	—	—	(71,821)

Net Loss	$(7,022,644)	$(3,702,280)	$(76,631,662)

Weighted Average Common Shares Outstanding
Basic and Diluted (restated for stock split)	54,298,079	46,167,416

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.13)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SYNERGY PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from November 15, 2005 (Inception) to March 31, 2012
Cash Flows From Operating Activities:

Net loss	$(7,022,644)	$(3,702,280)	$(76,631,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	494	494	7,644
Stock-based compensation expense	438,071	147,460	3,406,720
Purchased in-process research and development	—	—	28,156,502
Change in fair value of derivative instruments-warrants	(7,946)	338,715	(5,561,761)
Interest expense on short term notes borrowing	—	11,877	—
Changes in operating assets and liabilities:
Security deposit	—	—	(14,025)
Accounts payable and accrued expenses	302,808	(64,031)	2,326,764
Prepaid expenses and other current assets	(554,124)	263,929	(1,617,526)
Total Adjustments	179,303	698,444	26,704,318

Net Cash Used in Operating Activities	(6,843,341)	(3,003,836)	(49,927,344)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)
Loans from (to) related parties	(278,202)	120,020	(1,819,658)
Additions to property and equipment	—	—	(12,195)
Net Cash (Used in)/Provided by Investing Activities	(278,202)	120,020	(1,987,179)
Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	8,893
Issuance of common stock	—	—	2,000
Proceeds from sale of common stock	—	1,800,000	60,543,164
Proceeds from exercise of warrants	—	—	415,309
Proceeds from sale of unregistered common stock to founders	—	—	18,100
Fees and expenses related to sale of common stock and warrants	—	(185,000)	(2,949,603)
Proceeds from issuance of short term note	—	500,000	—
Net Cash Provided by Financing Activities	—	2,115,000	58,037,863

Net (decrease) increase in cash and cash equivalents	(7,121,543)	(768,816)	6,123,340
Cash and cash equivalents at beginning of period	13,244,883	1,707,516	—
Cash and cash equivalents at end of period	$6,123,340	$938,700	$6,123,340

Supplementary disclosure of cash flow information:
Cash paid for taxes	$1,000	$5,910	$72,616

Value of warrants classified as derivative liability-net	$—	$1,312,673	$8,878,929
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$—	$3,235,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7,569	(5,569)	—	2,000
Sale of common stock	6,850,000	685	17,415	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	82,540,608	8,254	11,846	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	82,540,608	8,254	11,846	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	82,540,608	8,254	20,739	(40,261)	(11,268)
Cancellation of unregistered founder shares	(74,990,604)	(7,499)	7,499	—	—
Common stock issued via Exchange Transaction	22,732,380	2,273	27,276,588	—	27,278,861
Common stock issued via private placement—	2,520,833	252	3,024,748	—	3,025,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the period	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	32,803,217	3,280	30,636,369	(31,795,441)	(1,155,792)
Common stock issued via private placements	11,407,213	1,141	15,968,959	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	1,250	1	1,499	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the period	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	44,211,680	4,422	47,399,887	(39,920,541)	7,483,768
Common stock issued via registered direct offering and private placement	1,209,000	121	7,178,879	—	7,179,000
Fees and expenses related to direct offering	—	—	(468,130)	—	(468,130)
Warrants reclassified to derivative liability	—	—	(3,784,743)	—	(3,784,743)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	67	(67)	—	—
Common stock Issued for services rendered	2,469	—	18,271	—	18,271
Stock based compensation expense	—	—	693,887	—	693,887
Net loss for the period	—	—	—	(15,221,441)	(15,221,441)

Balance, December 31, 2010	46,094,082	4,610	51,037,984	(55,141,982)	(4,099,388)

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) Cont’d

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2010	46,094,082	4,610	51,037,984	(55,141,982)	(4,099,388)
Common stock issued via registered direct offerings and private placements	7,733,093	773	34,368,291	—	34,369,064
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148,383)	—	(2,148,383)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	8	(8)	—	—
Warrants classified to derivative liability - net	—	—	(5,094,186)	—	(5,094,186)
Common stock issued to make whole certain unregistered shares	215,981	22	(22)	—	—
Exercise of warrant	80,000	8	415,301	—	415,309
Common stock issued for services rendered	79,000	8	341,287	—	341,295
Stock based compensation expense	—	—	480,751	—	480,751
Net loss for the period	—	—	—	(14,467,036)	(14,467,036)
Balance, December 31, 2011	54,279,906	5,429	79,401,015	(69,609,018)	9,797,426
Common stock issued for services rendered	26,250	3	92,660	—	92,663
Stock based compensation expense	—	—	345,408	—	345,408
Net loss for the period	—	—	—	(7,022,644)	(7,022,644)
Balance, March 31, 2012	54,306,156	$5,432	$79,839,083	$(76,631,662)	$3,212,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals, Inc. (“Synergy” or the “Company”) is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Synergy’s lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant-irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, its second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

SP-333

Synergy is also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal diseases and disorders. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as ulcerative colitis and Crohn’s disease.

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

On November 29, 2011 the Company filed an amendment to its amended and restated articles of incorporation pursuant to which the Company affected a one for two (1:2) reverse stock split on its authorized, issued and outstanding shares of Common Stock, effective on November 30, 2011.  All share and per share information has been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented, (e.g. inception November 15, 2005).

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

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc. and (2) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 15, 2012. Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. All intercompany balances and transactions have been eliminated.

Synergy’s independent registered public accounting firm has issued a report on Synergy’s December 31, 2011financial statements that included an explanatory paragraph referring to its recurring losses from operations and expressing substantial doubt in Synergy’s ability to continue as a going concern without additional capital becoming available.  These condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 have been prepared under the assumption that Synergy will continue as a going concern for the next twelve months. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2012, Synergy had an accumulated deficit of $ 76,631,662 and expects to incur significant and increasing operating losses for the next several years as the Company expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was $6,843,341for the three months ended March 31, 2012 as compared to net cash used of $3,003,836 during the three months ended March 31, 2011. As of March 31, 2012 Synergy has $6,123,340 of cash on hand as compared to $13,244,833 on hand as of December 31, 2011. During the three months ended March 31, 2012, Synergy incurred a Net Loss of $7,022,644 as compared to a Net Loss of $3,702,280 incurred during the three months ended March 31, 2011. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock, warrants and issuance of notes. There were no financing activities for the three months ended March 31, 2012. As of March 31, 2012 Synergy had working capital of $4,691,059 as compared to working capital of $11,561,286 as of December 31, 2011.

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

Synergy may be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that Synergy raises additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this standard on January 1 2012 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

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

Stock-based compensation has been recognized in operating results as follow:

	Three Months Ended March 31,		November 15, 2005 (inception) to
	2012	2011	March 31, 2012
Employees—included in research and development	$115,770	$36,749	$742,552
Employees—included in general and administrative	93,649	44,618	868,060
Subtotal employee stock based compensation	209,419	81,367	1,610,612
Non-employees—included in research and development	—	8,362	168,096
Non-employees—included in general and administrative	228,652	57,731	1,628,012
Subtotal non-employee stock based compensation	228,652	66,093	1,796,108

Total stock-based compensation expense	$438,071	$147,460	$3,406,720

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2012, net of expected forfeitures, was $3,498,455 to be recognized over a weighted-average remaining vesting period of approximately 2.5 years. This unrecognized compensation cost does not include amounts related to 4,364,000 stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk-free interest rate	1.05%-1.50%	(*	)
Dividend yield	—	(*	)
Expected volatility	60%	(*	)
Expected term (in years)	6 years	(*	)

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

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2011	5,964,039	$0.50 — 4.30	$1.77	$10,631,388	8.18 years
Granted	772,000	$3.40 — 4.38	$3.54
Exercised	—	$—	$—
Forfeited	—	$—	$—

Balance outstanding, March 31, 2012	6,736,039	$0.50 — 4.38	$1.97	$14,107,539	8.06 years
Exercisable at March 31, 2012	2,076,539	$0.50 — 4.30	$0.75	$6,857,989	6.45 years

5. Income Taxes

During the year ended December 31, 2011 the Company recorded a refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437.  On April 25, 2012, the Company received $246,402 for the 2010 New York State QETC credit.

6. Stockholder’s Equity

On January 30, 2012 Synergy issued 26,250 unregistered shares of common stock to its corporate counsel for professional services rendered. The shares had a fair value on the date of issuance of $3.53 per share and $92,663 was recorded as legal expense during the quarter ended March 31, 2012.

On February 14, 2012, Synergy Pharmaceuticals, Inc., (the “Company”) entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, the Company merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of the Company upon the effective date of the merger became the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger shall be the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $1,064,136 and $577,745 as of March 31, 2012 and December 31, 2011, respectively, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the three months ended March 31, 2012 and March 31, 2011 were:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Estimated fair value of Synergy common stock	$3.51 - $4.05	$4.86 - $6.26
Expected warrant term	5.0 - 7.0 years	4.0 - 7.0 years
Risk-free interest rate	0.51%-1.33%	1.80% - 2.9%
Expected volatility	60%	90%
Dividend yield	—	—

Estimated fair value of stock is the closing market price of the Company’s common stock on the date of warrant issuance and at the end of each reporting period when the derivative instruments are marked to market. Expected volatility is a management estimate of future volatility, over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants and the date of grant or quarterly revaluation.

As of March 31, 2012, certain of Synergy’s outstanding warrants contained a price protection clause which variable exercise price required the Company to use a binomial model to determine fair value. There was no binomial model calculation required as of March 31, 2011. The range of assumptions used to determine the fair value of the warrants at March 31, 2012 was as follows:

Three months ended, March 31, 2012
Estimated fair value of Synergy commonstock	$ 3.28
Expected warrant term	4.63 years
Risk-free interest rate	1.04%
Expected volatility	60%
Dividend yield	0%

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2010	Balance	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$338,715
3/31/2011	Balance	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$697,660
6/30/2011	Balance	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance	2,265,160	$3,325,114
3/31/2012	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	(7,946)

3/31/2012	Balance	2,265,160	$3,317,168

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$—	$—	$3,325,114	$3,325,114	$—	$—	$3,317,168	$3,317,168

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance at December 31, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$3,325,114	$—	$(7,946)	$3,317,168

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

9. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the three months ended March 31, 2012 and March 31, 2011 the effect of 6,736,039 and 4,199,539, respectively outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three months ended March 31, 2012 and March 31, 2011, the effect of 5,597,203 and 1,876,938 outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

10. Related Parties

As of March 31, 2012, Synergy’s majority shareholder, Callisto, owns 41.1 % of its outstanding shares. Synergy occupied corporate office space in New York City under a month to month sharing arrangement with Callisto until March 30, 2012. On March 30, 2012 Synergy assumed the Callisto lease and extended this lease through March 31, 2014, at a monthly rate of $18,833 on a straight line basis. Rent will henceforth be allocated to Callisto based on the square footage of office space occupied by Callisto.

As of March 31, 2012 Synergy had advanced Callisto $1,819,658 which is Callisto’s share of Synergy payments for common operating costs since July 2008. The indebtedness as of December 31, 2011 is evidenced by an unsecured promissory note which bears interest at 6% per annum.  Due to the uncertainty surrounding Callisto’s ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified the balance due as a long term asset.

As of March 31, 2012 and December 31, 2011, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

	March 31, 2012	December 31, 2011
Rent, utilities and property taxes	$98,074	$90,166
Insurance and other facilities related overhead	276,298	249,635
Independent accountants and legal fees	581,222	510,331
Financial printer and transfer agent fees	224,199	217,476
Salaries and consulting fees of shared executives	302,268	289,270
Working capital advances, net of repayments	337,597	184,578

Total due from Callisto	$1,819,658	$1,541,456

11. Subsequent Events

During the year ended December 31, 2011Synergy recorded a refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437.  On April 25, 2012, the Company received $246,402 for the 2010 New York State QETC credit.  On April 25, 2012, the Company received $246,402 for 2010 New York State QETC credit and will expense the difference of $2.084 in the quarter ended June 30, 2012.

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2011 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

RECENT DEVELOPMENTS

On May 9, 2012, we closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. We also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

On May 2, 2012, we issued a press release announcing the appointment of Gail M. Comer, M. D. as Chief Medical Officer, effective May 14, 2012.  In this newly created position, Dr. Comer will report directly to President and Chief Executive Officer, Gary S. Jacob, Ph.D., and will be responsible for guiding Synergy’s clinical programs, including the ongoing Phase II/III study of plecanatide, the Company’s leading drug candidate.

As of April 9, 2012, we have successfully achieved the halfway mark for total enrollment in our ongoing plecanatide Phase II/III clinical trial in chronic idiopathic constipation (CIC) patients. Over 800 patients have been screened at present, resulting in a total of 440 randomized, enrolled patients as of April 9, 2012. The trial, designed to enroll 880 patients to achieve 800 evaluable patients, was initiated on October 24, 2011. We anticipate completing enrollment of the trial in the third quarter of this year and reporting top line data in the fourth quarter of 2012.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2012, we have sustained cumulative net losses of $76,631,662. From inception through March 31, 2012, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2011, filed with the SEC on March 15, 2012. There have been no changes to our critical accounting policies since December 31, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitment, included in our Annual Report on Form 10-K as of December 31, 2011. There have been changes in our contractual obligations and commitments during the three months ended March 31, 2012 as follows:

Our corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and was subject to a lease which has a monthly rate of $16,414 and expired on March 31, 2012.  This facility was provided to us under a space sharing arrangement with Callisto Pharmaceuticals, Inc., our principal stockholder.  On March 30, 2012 we assumed the Callisto lease and extended this lease through March 31, 2014, at a monthly rate of $18,833 on a straight line basis. We also occupy a small laboratory and several offices, totaling approximately 1, 300 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 we extended this lease through December 31, 2013, at a monthly rate of $2,254.

In addition during the quarter ended March 31, 2012 we have entered into new drug substance purchase commitments to support our clinical and non-clinical development of plecanatide and SP-333.

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2011, filed with the SEC on March 15, 2012; as well as the notes to Condensed Consolidated Financial Statements included in elsewhere in this Quarterly Report on Form 10-Q.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$472,294	$242,950	$229,344	$—	$—
Purchase obligations—principally employment and consulting services (1)	2,859,140	1,153,865	1,703,275	—	—
Purchase Obligations—Major Vendors (2)	3,506,589	3,506,589	—	—	—

Total obligations	$6,838,023	$4,903,404	$1,934,619	$—	$—

(1) Represents salary and bonus for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2012.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

We had no revenues during the three months ended March 31, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

For the three months ended March 31, 2012, research and development expenses increased $3,860,014 or 261% to $5,338,140 as compared to $1,478,126 during the three months ended March 31, 2011. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) higher program expenses for ongoing plecanatide Phase II/III clinical trial in CIC patients which totaled approximately $3,249,000, as compared to approximately $258,000 during the three months ended March 31, 2011, (ii) higher chemistry, manufacturing, and controls (CMC) costs of drug substance and product, which totaled approximately $1,327,000 , as compared to approximately $900,000 during the three months ended March 31, 2011, (ii) higher compensation and employee benefits of approximately $ 469,000, as compared to $260,000 during the three months ended March 31, 2011, as a result of increased staffing levels required to support  our Phase II/III trial which was initiated in October 2011 and   (iii) higher scientific and regulatory advisory fees and expenses of approximately $129,000, as compared to $56,000 during the three months ended March 31, 2011.

For the three months ended March 31, 2012, general and administrative expenses decreased $166,498 or 8.8 % to $1,731,128, as compared to $1,897,626, during the three months ended March 31, 2012. These decreased expenses were primarily the result of (i) lower compensation and related employee benefits of approximately $540,000, as compared to $744,000 during the three months ended March 31, 2011, (ii) lower consultants and financial advisors fees of approximately $344,000, as compared to $695,000 during the three months ended March 31, 2011, partially offset by (iii) higher facilities cost of approximately $301,000 as compared to $210,000 during the three months ended March 31, 2011 and  (ii) higher corporate legal services of approximately $511,000 for the three months ended March 31, 2012, as compared to $203,000 for the three months ended March 31, 2011 as a result of increased intellectual property related costs.

Net loss for the three months ended March 31, 2012 was $ 7,022,644 of compared to a net loss of $3,702,280 incurred for the three months ended March 31, 2011. This increase in our net loss of $3,320,364, or 90 % was a result of  higher research and development expenses partially offset by lower general and administrative expenses discussed above. These higher operating costs were partially offset by other income, principally a gain resulting from the change in fair value of our derivative financial instrument liabilities of $7,946 during the three months ended March 31, 2012, as compared to an expense of $338,715 recorded during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $6,123,340 in cash and cash equivalents, compared to $13,244,883 as of December 31, 2011. Net cash used in operating activities was $6,843,341 for the three months ended March 31, 2012 as compared to $3,003,836 during the three months ended March 31, 2011. There were no financing transactions for the three months ended March 31, 2012, and $2,115,000 was provided by financing activities for the three months ended March 31, 2011. As of March 31, 2012, we had working capital of $4,691,059, as compared to working capital of $11,516,286 on December 31, 2011.

On May 9, 2012, we closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. We also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

We may be required to raise additional capital within the next year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.

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

Our condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern may dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances.  At March 31, 2012, we had $5,262,000 balances in money market balances.

ITEM 4.          CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2012.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2.          PROPERTIES.

Our corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and was subject to a lease which has a monthly rate of $16,414 and expired on March 31, 2012.  This facility was provided to us under a space sharing arrangement with Callisto Pharmaceuticals, Inc., our principal stockholder.  On March 30, 2012 we assumed the Callisto lease and extended this lease through March 31, 2014, at a monthly rate of $ 18,833 on a straight line basis. We also occupy a small laboratory and several offices, totaling approximately 1, 300 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 we extended this lease through December 31, 2013, at a monthly rate of $2,254.

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

101                Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance