Form 10-Q
period 2012-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2012-08-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2012

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

The number of the registrant’s shares of common stock outstanding was 65,806,178 as of August 8, 2012.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited) and the period November 15, 2005 (Inception) to June 30, 2012 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (Inception) to June 30, 2012 (period from January 1 to June 30, 2012 is unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and for the period November 15, 2005 (Inception) to June 30, 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
PART II—OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,426,900	$13,244,883
Available-for-sales securities	16,149,789	—
Prepaid expenses and other current assets	1,408,719	1,063,402
Total Current Assets	44,985,408	14,308,285
Property and equipment, net	2,464	5,773
Available-for-sale securities long term	4,010,787	—
Security deposits	19,511	14,025
Due from related party	1,936,609	1,541,456

Total Assets	$50,954,779	$15,869,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,154,469	$1,415,617
Accrued expenses	3,765,094	1,331,382

Total Current Liabilities	4,919,563	2,746,999
Derivative financial instruments, at estimated fair value-warrants	4,803,717	3,325,114
Total Liabilities	9,723,280	6,072,113

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares, at June 30, 2012 and December 31, 2011, none outstanding	—	—
Common stock, par value of $.0001 authorized 100,000,000 shares, outstanding 65,806,178 and 54,279,906 shares at June 30, 2012 and December 31, 2011, respectively	6,582	5,429
Additional paid-in capital	128,415,027	79,401,015
Deficit accumulated during development stage	(87,190,110)	(69,609,018)

Total Stockholders’ Equity	$41,231,499	$9,797,426

	$50,954,779	$15,869,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,			November 15, 2005 (inception) to
	2012	2011		2012	2011		June 30, 2012
Revenues	$—	$—		$—	$—		$—

Costs and Expenses:
Research and development	7,626,268	2,354,450		12,964,408	3,832,576		41,377,562
Purchased in-process research and development	—	—		—	—		28,156,502
General and administrative	1,918,488	1,524,402		3,649,616	3,422,028		23,294,258

Loss from Operations	(9,544,756)	(3,878,852)		(16,614,024)	(7,254,604)		(92,828,322)

Interest and investment income	48,116	20,003		86,794	44,067		364,980
Interest expense	—	—			(11,877)		(11,877)
Other income	255,539	—		255,539	—		1,112,516
Change in fair value of derivative instruments-warrants	(1,317,347)	(697,660)		(1,309,401)	(1,036,375)		4,244,414
Total Other Income/(Expense)	(1,013,692)	(677,657)		(967,068)	(1,004,185)		5,710,033
Loss from Continuing Operations	(10,558,448)	(4,556,509)		(17,581,092)	(8,258,789)		(87,118,289)
Loss from discontinued operations	—	—		—	—		(71,821)

Net Loss	$(10,558,448)	$(4,556,509)		$(17,581,092)	$(8,258,789)		$(87,190,110)

Weighted Average Common Shares Outstanding
Basic and Diluted	60,416,068	46,642,901	(*)	57,357,081	46,406,472	(*)

Net Loss per Common Share,
Basic and Diluted	$(0.17)	$(0.10	)(*)	$(0.31)	$(0.18	)(*)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*) Restated for 1:2 reverse stock split effective November 30, 2011.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7,569	(5,569)	—	2,000
Sale of common stock	6,850,000	685	17,415	—	18,100
Net loss for the year	—	—	—	(16)	(16)

Balance, December 31, 2005	82,540,608	8,254	11,846	(16)	20,084
Net loss for the year	—	—	—	(20,202)	(20,202)

Balance, December 31, 2006	82,540,608	8,254	11,846	(20,218)	(118)
Capital contribution by shareholders	—	—	8,893	—	8,893
Net loss for the year	—	—	—	(20,043)	(20,043)

Balance, December 31, 2007	82,540,608	8,254	20,739	(40,261)	(11,268)
Cancellation of unregistered founder shares	(74,990,604)	(7,499)	7,499	—	—
Common stock issued via Exchange Transaction	22,732,380	2,273	27,276,588	—	27,278,861
Common stock issued via private placement—	2,520,833	252	3,024,748	—	3,025,000
Fees and expenses related to private placements	—	—	(73,088)	—	(73,088)
Stock based compensation expense	—	—	379,883	—	379,883
Net loss for the period	—	—	—	(31,755,180)	(31,755,180)

Balance, December 31, 2008	32,803,217	3,280	30,636,369	(31,795,441)	(1,155,792)
Common stock issued via private placements	11,407,213	1,141	15,968,959	—	15,970,100
Fees and expenses related to private placements	—	—	(260,002)	—	(260,002)
Common Stocks Issued for services rendered	1,250	1	1,499	—	1,500
Stock based compensation expense	—	—	1,053,062	—	1,053,062
Net loss for the period	—	—	—	(8,125,100)	(8,125,100)

Balance, December 31, 2009	44,211,680	4,422	47,399,887	(39,920,541)	7,483,768
Common stock issued via registered direct offering and private placement	1,209,000	121	7,178,879	—	7,179,000
Fees and expenses related to direct offering	—	—	(468,130)	—	(468,130)
Warrants reclassified to derivative liability	—	—	(3,784,743)	—	(3,784,743)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	67	(67)	—	—
Common stock Issued for services rendered	2,469	—	18,271	—	18,271
Stock based compensation expense	—	—	693,887	—	693,887
Net loss for the period	—	—	—	(15,221,441)	(15,221,441)

Balance, December 31, 2010	46,094,082	4,610	51,037,984	(55,141,982)	(4,099,388)
Common stock issued via registered direct offerings and private placements	7,733,093	773	34,368,291	—	34,369,064
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148,383)	—	(2,148,383)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	8	(8)	—	—
Warrants classified to derivative liability - net	—	—	(5,094,186)	—	(5,094,186)

Common stock issued to make whole certain unregistered shares	215,981	22	(22)	—	—
Exercise of warrant	80,000	8	415,301	—	415,309
Common stock issued for services rendered	79,000	8	341,287	—	341,295
Stock based compensation expense	—	—	480,751	—	480,751
Net loss for the period	—	—	—	(14,467,036)	(14,467,036)
Balance, December 31, 2011	54,279,906	$5,429	$79,401,015	$(69,609,018)	$9,797,426
Common stock issued via registered direct offering	11,500,000	1,150	51,748,850	—	51,750,000
Fees and expenses related to financing transactions — paid in cash	—	—	(3,357,930)	—	(3,357,930)
Warrants classified to derivative liability	—	—	(169,203)	—	(169,203)
Common stock issued for services rendered	26,272	3	92,660	—	92,663
Stock based compensation expense	—	—	699,635	—	699,635
Net loss for the period	—	—	—	(17,581,092)	(17,581,092)
Balance, June 30, 2012 (unaudited)	65,806,178	$6,582	$128,415,027	$(87,190,110)	$41,231,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from November 15, 2005 (Inception) to June 30, 2012
Cash Flows From Operating Activities:
Net loss	$(17,581,092)	$(8,258,789)	$(87,190,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	988	988	8,138
Loss on disposal of property and equipment	2,321	—	2,321
Stock-based compensation expense	792,298	296,558	3,760,947
Accretion of discount/premium on investment securities	(160,576)	—	(160,576)
Purchased in-process research and development	—	—	28,156,502
Change in fair value of derivative instruments-warrants	1,309,401	1,036,375	(4,244,414)
Changes in operating assets and liabilities:
Security deposit	(5,486)	—	(19,511)
Accounts payable and accrued expenses	2,172,563	(191,634)	4,196,519
Prepaid expenses and other current assets	(345,317)	136,185	(1,408,719)
Total Adjustments	3,766,192	1,278,472	30,291,207

Net Cash Used in Operating Activities	(13,814,900)	(6,980,317)	(56,898,903)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155,326)
Repayment from/(loans to) related parties	(395,153)	295,614	(1,936,609)
Purchases of available-for-sale securities	(20,000,000)	—	(20,000,000)
Additions to property and equipment	—	—	(12,195)

Net Cash (Used in) /Provided by Investing Activities	(20,395,153)	295,614	(22,104,130)
Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	8,893
Issuance of common stock	—	—	2,000
Proceeds from sale of common stock	51,750,000	5,461,242	112,293,164
Proceeds from exercise of warrants		415,309	415,309
Proceeds from sale of unregistered common stock to founders	—	—	18,100
Fees and expenses related to sale of common stock	(3,357,930)	(395,620)	(6,307,533)
Net Cash Provided by Financing Activities	48,392,070	5,480,931	106,429,933
Net increase (decrease) in cash and cash equivalents	14,182,017	(1,203,772)	27,426,900
Cash and cash equivalents at beginning of period	13,244,883	1,707,516	—
Cash and cash equivalents at end of period	$27,426,900	$503,744	$27,426,900

Supplementary disclosure of cash flow information:
Cash paid for taxes	$11,948	$8,021	$83,564
Value of warrants classified as derivative liability - net	$169,203	$3,920,500	$9,048,132
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$—	$3,235,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. (“Synergy” or the “Company”) is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Its lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant- irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, its second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

2. Basis of Presentation and Accounting Policies

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

On November 29, 2011 the Company filed an amendment to its amended and restated articles of incorporation pursuant to which the Company effected a one for two (1:2) reverse stock split on its authorized, issued and outstanding shares of Common Stock, effective on November 30, 2011.  All share and per share information has been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented, (e.g. inception November 15, 2005).

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

Synergy’s independent registered public accounting firm has issued a report on Synergy’s December 31, 2011financial statements that included an explanatory paragraph referring to its recurring losses from operations and expressing substantial doubt in Synergy’s ability to continue as a going concern without additional capital becoming available.  These condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 have been prepared under the assumption that Synergy will continue as a going concern. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2012, Synergy had an accumulated deficit of $87,190,110 and expects to incur significant and increasing operating losses for the next several years as the Company expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was $13,814,900 for the six months ended June 30, 2012, as compared to net cash used of $6,980,317 for the six months ended June 30, 2011. As of June 30, 2012 Synergy has $27,426,900 of cash and cash equivalents on hand as compared to $13,244,883 of cash and cash equivalents on hand as of December 31, 2011. In addition, on June 30, 2012 Synergy held $20,160,576 in available-for-sale securities, whereas the Company had no such investments as of December 31, 2011. As of June 30, 2012 Synergy had working capital of $40,065,845 as compared to working capital of $11,561,286 as of December 31, 2011.

                        On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering were $45 million, before deducting underwriting discounts and commissions and other offering expenses of $2,952,930. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.  On June 6, 2012 the underwriters exercised all of the over-allotment option resulting in additional gross proceeds of $6,750,000, before deducting underwriting discounts, commissions and other offering expenses of $405,000, bringing total gross proceeds from the offering to $51,750,000.

Synergy may be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that Synergy raises additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities consist solely of investments in US Treasury Bills and Notes and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date.

The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no net realized gains or losses during the three and six month periods ended June 30, 2012. The maturities of the Company’s long-term marketable securities range from one year to two years.

Cash equivalents and accounts payable are carried at amounts that approximate fair value due to their short-term maturities.  As of June 30, 2012, gross unrealized losses were not material. The Company recognized no net realized gains or losses during the three and six month periods ended June 30, 2012. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended June 30, 2012, the Company did not recognize any impairment charges. As of June 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all non-owner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this standard on January 1 2012 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

5. Accounting for Shared-Based Payments

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

	Three Months Ended June 30,		Six Months Ended June 30		November 15, 2005 (inception) to
	2012	2011	2012	2011	June 30, 2012
Employees—included in research and development	$146,071	$37,157	$261,840	$73,906	$888,622
Employees—included in general and administrative	100,091	45,115	193,740	89,733	968,150
Non-employees—included in research and development	—	8,456	—	16,818	168,096
Non-employees—included in general and administrative	108,065	58,370	336,718	116,101	1,736,079

Total stock-based compensation expense	$354,227	$149,098	$792,298	$296,558	$3,760,947

The unrecognized compensation cost related to non-vested employee stock options outstanding at June 30, 2012, net of expected forfeitures, was $4,038,235, to be recognized over a weighted-average remaining vesting period of 2.9 years. This unrecognized compensation cost does not include amounts related to 4,364,000 stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Risk-free interest rate	0.97%-1.50%	(*)
Dividend yield	—	(*)
Expected volatility	60%	(*)
Expected term (in years)	6 years	(*)

(*) No stock options granted during this period.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2011	5,964,039	$0.50 – 4.30	$1.77	$10,631,388	8.2 years
Granted	1,272,000	$3.40 – 4.42	$3.89
Exercised	—	$—	$—
Forfeited	(105,000)	$3.40 – 4.38	$4.10
Balance outstanding, June 30, 2012	7,131,039	$0.50 – 4.42	$2.11	$18,830,516	7.9 years
Exercisable at June 30, 2012	2,076,539	$0.50 – 4.30	$0.75	$8,306,391	6.2 years

6. Income Taxes

During the year ended December 31, 2011 the Company recorded refundable tax credits in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437. On April 25, 2012, the Company received $246,402 for 2010 New York State QETC credit and on July 17, 2012, the Company collected $120,812 for 2011 New York City Biotechnology Tax Credit.

In addition, on June 15, 2012, the Company applied for its 2011 New York State QETC tax credit of $250,000 which is recorded as other income in the statement of operations for the quarter ended June 30, 2012.

7. Stockholder’s Equity

On January 29, 2012 Synergy issued 26,272 unregistered shares of common stock to its corporate counsel for professional services rendered. The shares had a fair value on the date of issuance of $3.53 per share and $92,663 was recorded as legal expense during the quarter ended March 31, 2012.

On February 14, 2012, Synergy Pharmaceuticals, Inc., (the “Company”) entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, the Company merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of the Company upon the effective date of the merger shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger was the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware on February 16, 2012.

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering were $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of $2,952,930. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.  On June 6, 2012 the underwriters exercised the over-allotment option resulting in additional gross proceeds of $6,750,000, before deducting underwriting discounts, commissions and other offering expenses of $405,000, bringing total gross proceeds from the offering to $51,750,000.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $897,806 and $577,745 as of June 30, 2012 and December 31, 2011, respectively, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, the fair value of these warrants is being re-measured at each balance sheet date and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the six months ended June 30, 2012 and June 30, 2011 were

	Six Months Ended June 30,
	2012	2011
Estimated fair value of Synergy common stock	$4.05 - $4.75	$2.56 - $3.30
Expected warrant term	2.4 – 5.7 years	5-7 years
Risk-free interest rate	0.32% - 1.33%	1.2% - 2.5%
Expected volatility	60%	90%
Dividend yield	—	—

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

Certain of Synergy’s warrants issued during the six months ended June 30, 2012 and June 30, 2011 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at each period end during the six months ended June 30, 2012 and June 30, 2011 was as follows:

	Six Months Ended June 30,
	2012	2011
Estimated fair value of Synergy common stock	$3.28 - $4.50	$1.89
Expected warrant term	4.4 – 4.6 years	7 years
Risk-free interest rate	0.72% - 1.03%	2.64%
Expected volatility	60%	90%
Dividend yield	—	—

In the Binomial model, the assumption for estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in Synergy’s most recent registered direct unit offerings, which resulting stock prices were deemed to be arms-length negotiated prices. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2010	Balance of derivative financial instruments liability	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325,114

3/31/2012	Fair value of new warrants issued during the quarter	—	—
3/31/2012	Change in fair value of warrants during the quarter	—	(7,946)

3/31/2012	Balance of derivative financial instruments liability	2,265,160	$3,317,168
6/30/2012	Fair value of new warrants issued during the quarter	112,500	169,202
6/30/2012	Change in fair value of warrants during the quarter	—	1,317,347
6/30/2012	Balance of derivative financial instruments liability	2,377,660	$4,803,717

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and June 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Derivative liabilities related to Warrants	$—	$—	$3,325,114	$3,325,114	$—	$—	$4,803,717	$4,803,717

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance at December 31, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of June 30, 2012
Derivative liabilities related to Warrants	$3,325,114	$169,202	$1,309,401	$4,803,717

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

For the three and six months ended June 30, 2012 the effect of 7,131,039 outstanding stock options and 5,647,203 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three and six months ended June 30, 2011 the effect of 4,157,029 outstanding stock options and 1,469,676 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

11. Related Parties

As of June 30, 2012 Callisto owns 34% of Synergy’s outstanding shares.

As of June 30, 2012 Synergy had advanced Callisto $1,936,609 which is Callisto’s share of Synergy payments for common operating costs since July 2008 that Callisto was unable to fund. The indebtedness as of December 31, 2011 is evidenced by an unsecured promissory note which bears interest at 6% per annum.  Due to the uncertainty surrounding Callisto’s ability to raise capital Synergy is unable to determine when this balance will be repaid and accordingly Synergy has classified the balance due as a long term asset.

As of June 30, 2012 and December 31, 2011, the balances due from Callisto are comprised of the following amounts:

	June 30, 2012	December 31, 2011
Rent, utilities and property taxes	$145,481	$90,166
Insurance and other facilities related overhead	277,309	249,635
Independent accountants and legal fees	611,222	510,331
Financial printer and transfer agent fees	227,190	217,476
Salaries and consulting fees of shared executives	317,739	289,270
Working capital advances, net of repayments	357,668	184,578

Total due from Callisto	$1,936,609	$1,541,456

12. Subsequent Events

On July 17, 2012, Synergy collected its 2011 New York City Biotechnology Tax Credit of $120,812.

On July 20, 2012, Synergy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto.  Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Callisto and Synergy will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and Synergy will continue as the surviving corporation of the Merger.  Callisto is Synergy’s largest shareholder and is a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.

As a result of the Merger, each outstanding share of Callisto common stock will be converted into the right to receive 0.17 of one share of Synergy common stock (the “Exchange Ratio”) as set forth in the Merger Agreement and the 22,295,000 shares of Synergy held by Callisto will be canceled. Under the terms of the Merger Agreement at closing, Synergy will issue, and Callisto stockholders will receive in a tax-free exchange, shares of Synergy common stock such that Callisto stockholders will own approximately 38.3 percent of the combined company on a pro forma basis and Synergy stockholders will own approximately 61.7 percent. Each share of Synergy Common Stock received in connection with the Merger shall be subject to a lock-up beginning on the effective date of the Merger and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Merger Agreement).

The consummation of the Merger is subject to various customary closing conditions, including but not limited to, (i) approval by Callisto’s and Synergy’s stockholders, (ii) the Registration Statement on Form S-4 shall have been declared effective by the SEC and (iii) the shares of Synergy common stock to be issued in the Merger shall have been approved for listing on The NASDAQ Capital Market. Upon consummation of the Merger the related party balances due from Callisto, $1,936,609 as of June 30, 2012, (See Note 11) will be eliminated in consolidation.  Callisto’s common stock currently trades on the Over the Counter Bulletin Board under the symbol “CLSP.OB”, and Callisto’s recent filings with the SEC are available at http://www.sec.gov.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2011 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Synergy, please be advised that Synergy’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by Synergy in forward-looking statements.

Overview

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic constipation, or CC, and constipation-predominant- irritable bowel syndrome, or IBS-C. CC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

On October 24, 2011, we initiated dosing of patients in a Phase II/III clinical trial of plecanatide to treat chronic constipation. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC who will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks. The study’s primary objective is the measure of complete spontaneous bowel movements, or CSBMs, using a responder analysis. The trial will also cover spontaneous bowel movements, or SBMs, and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.  On April 9, 2012, we announced that we have reached the halfway mark for total enrollment in the clinical trial with over 800 patients screened, resulting in a total of 440 randomized enrolled patients to date.  We anticipate completing enrollment in the third quarter of 2012 and reporting top line data in the fourth quarter of 2012.

We are also preparing to initiate a Phase IIb clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

SP-333

We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is thought to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease. We plan to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, and intend to initiate a Phase 1 clinical trial of SP-333 in volunteers during the second half of 2012.  The study is planned to be conducted at 40 U.S. sites and enroll over 300 patients.

Recent Developments

On May 9, 2012, we closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering were $45 million, before deducting underwriting discounts and commissions and other offering expenses of $2,952,930. We also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.  On June 6, 2012 the underwriters exercised of the over-allotment option resulting in additional gross proceeds of $6,750,000, before deducting underwriting discounts, commissions and other offering expenses of $405,000, bringing total gross proceeds from the offering to $51,750,000 and net proceeds of $48,387,070.

On July 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto Pharmaceuticals, Inc. (“Callisto”).  Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Callisto and we will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and we will continue as the surviving corporation of the Merger.  Callisto is our largest shareholder and is a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.

As a result of the Merger, each outstanding share of Callisto common stock will be converted into the right to receive 0.17 of one share of our common stock (the “Exchange Ratio”) as set forth in the Merger Agreement and the 22,295,000 shares of ours held by Callisto will be canceled. Under the terms of the Merger Agreement at closing, we will issue, and Callisto stockholders will receive in a tax-free exchange, shares of our common stock such that Callisto stockholders will own approximately 38.3 percent of the combined company on a pro forma basis and our stockholders will own approximately 61.7 percent. Each share of Synergy Common Stock received in connection with the Merger shall be subject to a lock-up beginning on the effective date of the Merger and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Merger Agreement).

The consummation of the Merger is subject to various customary closing conditions, including but not limited to, (i) approval by Callisto’s and our stockholders, (ii) the Registration Statement on Form S-4 shall have been declared effective by the SEC and (iii) the shares of our common stock to be issued in the Merger shall have been approved for listing on The NASDAQ Capital Market. Upon consummation of the Merger the related party balances due from Callisto, $1,936,609 as of June 30, 2012, will be eliminated in consolidation. Callisto’s common stock currently trades on the Over the Counter Bulletin Board under the symbol “CLSP.OB”, and Callisto’s  recent filings with the SEC are available at http://www.sec.gov.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2012, we have sustained cumulative net losses of $87,190,110.  From inception through June 30, 2012, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2011 and changes in contractual obligations and commitments as reported in our Form 10-Q for the three months ended and as of March 31, 2012.  There have been no changes in our contractual obligations and commitments during the three months ended June 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2012.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

We had no revenues during the three months ended June 30, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2012 (“Current Quarter”) increased $5,271,818 or 224%, to $7,626,268 from $2,354,450 for the three months ended June 30, 2011(“Prior Year Quarter”). This increase in research and development expenses was largely attributable to continuing the development of our plecanatide and SP-333 product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the three months ended June 30, 2012 and 2011. These expenses were primarily external costs associated with chemistry, manufacturing, controls including costs of drug substance and product (CMC), as well as preclinical studies and clinical trial costs, as follows:

	Three Months Ended June 30,
Drug candidates	2012	2011
Plecanatide	$6,044,000	$2,019,000
SP-333	848,000	—
Total direct cost	$6,892,000	$2,019,000

In addition, indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates. These indirect costs increased approximately $400,000 due to higher compensation, employee benefits, and scientific, regulatory advisory fees of $ 735,000 in the Current Quarter, as compared to $335,000 during the Prior Year Quarter.

General and administrative expenses increased $394,086 or 26%, to $1,918,488 for the Current Quarter from $1,524,402  for the three months ended June 30, 2011. These increased expenses were primarily the result of (i) higher compensation and related employee benefits of approximately $624,000 in the Current Quarter as compared to $430,000 during the Prior Year Quarter, (ii) higher facilities cost of approximately $305,000 in the Current Quarter as compared to $187,000  during the Prior Year Quarter and (iii) higher corporate legal services of approximately $246,000 for the Current Quarter, as compared to $153,000 for the Prior Year Quarter, as a result increased intellectual property related costs.

Net loss for the Current Quarter was $10,588,448 as compared to a net loss of $4,556,509 incurred for the Prior Year Quarter. This increase in our net loss of $6,031,939, or 132% was a result of the increases in operating expenses discussed above, and the loss resulting from the change in fair value of derivative instruments-warrants of $1,317,347 during the Current Quarter, as compared to $697,660 during the Prior Year Quarter.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

We had no revenues during the six months ended June 30, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2012 (“Current Period”) increased $9,131,832 or 238%, to $12,964,408 from $3,832,576 for the six months ended June 30, 2011(“Prior Year Period”). This increase in research and development expenses was largely attributable to continuing the development of our plecanatide and SP-333 product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the six months ended June 30, 2012 and 2011. These direct expenses were primarily external costs associated with chemistry, manufacturing, controls including drug substance and product (CMC), as well as preclinical studies and clinical trial costs, as follows:

	Six Months Ended June 30,
Drug candidates	2012	2011
Plecanatide	$10,677,000	$3,180,000
SP-333	954,000	—
Total direct cost	$11,631,000	$3,180,000

In addition, indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates were $681,000 higher due to (i) higher compensation and employee benefits of $963,000 in the Current Period, as compared to $549,000 during the Prior Year Period, as a result of increased staffing levels required to support the our Phase II/III trial which was initiated in October 2011 and (ii) higher scientific and regulatory advisory fees and expenses of $370,000 in the Current Period, as compared to $103,000 during the Prior Year Period, as we are now planning the IND filings for two new clinical studies.

General and administrative expenses increased $227,588 or 6%, to $3,649,616 for the Current Period from $3,422,028 for the Prior Year Period. These increased expenses were primarily the result of higher facilities cost of approximately $605,000 in the Current Period as compared to $397,000 during the Prior Year Period.

Net loss for the Current Period was $ 17,581,092 as compared to a net loss of $8,258,789 incurred for the Prior Year Period. This increase in our net loss of $9,322,303, or 113% was a result of the increases in operating expenses discussed above, and losses resulting from the change in fair value of derivative instruments-warrants of $1,309,401 during the Current Period, as compared to $1,036,375 during the Prior Year Period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had $27,426,900 of cash and cash equivalents on hand as compared to $13,244,883 of cash and cash equivalents on hand as of December 31, 2011. In addition, on June 30, 2012 we held $20,160,576 in available-for-sale securities, US Treasury Bills and Notes, whereas we had no such investments as of December 31, 2011. As of June 30, 2012 we had working capital of $40,065,845 as compared to working capital of $11,561,286 as of December 31, 2011.

On May 9, 2012, we closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering were $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of $2,952,930. We also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.  On June 6, 2012 the underwriters exercised all of the over-allotment option resulting in additional gross proceeds of $6,750,000, before deducting underwriting discounts, commissions and other offering expenses of $405,000, bringing total gross proceeds from the offering to $51,750,000.

We will be required to raise additional capital to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.

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

Our condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of June 30, 2012, we held approximately $27 million in money market accounts and held approximately $20 million in US Treasury Bills and Notes. We maintained our cash, cash equivalents and available-for-sale securities at one or more financial institutions that are in excess of federally insured limits.  We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

ITEM 4.   CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2012.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 6.   EXHIBITS

(a)   Exhibits

10.1	Amended and Restated Executive Employment Agreement dated as of June 25, 2012 between Synergy Pharmaceuticals, Inc. and Kunwar Shailubhai*

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Synergy for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*      Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC. (Registrant)

Date: August 9, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance