Form 10-Q/A
period 2012-09-30
SYNERGY PHARMACEUTICALS, INC.
filed 2012-12-17
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2012 (the “Form 10-Q”), originally filed on September 13, 2012 with the Securities and Exchange Commission, solely for the purposes including risk factors related to the Company’s proposed merger with Callisto Pharmaceuticals, Inc.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described above.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

FORM 10-Q/A

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited) and the period November 15, 2005 (Inception) to September 30, 2012 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (Inception) to September 30, 2012 (period from January 1 to September 30, 2012 is unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited) and for the period November 15, 2005 (Inception) to September 30, 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II—OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Properties	25
Item 6.	Exhibits	25
SIGNATURES		26

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

13. Contingencies

On August 9, 2012, a purported stockholder class action complaint was filed in the Supreme Court for the State of New York, captioned Shona Investments v. Callisto Pharmaceuticals, Inc., et al., Civil Action No. 652783/2012. The complaint names as defendants, Callisto, each member of the Board of Callisto (the “ Individual Defendants “) and Synergy. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that Synergy aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs. Callisto and Synergy believe the plaintiffs’ allegations lack merit and will contest them.

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

ITEM 1A.   RISK FACTORS

On July 20, 2012, Callisto and Synergy entered into a merger agreement which was amended on October 15, 2012. The following risk factors are in addition to the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

RISKS RELATED TO THE MERGER

All of Callisto’s executive officers and all but one of its directors have conflicts of interest that may influence them to support or approve the merger without regard to your interests.

All of the Callisto officers will be employed by the combined company and certain directors will continue to serve on the board of directors of the combined company following the consummation of the merger. In addition, all of the Callisto officers and some of the directors have a direct or indirect financial interest in both Callisto and Synergy. These interests, among others, may influence such executive officers and directors of Callisto to support or approve the merger.

The exchange ratio is not adjustable based on the market price of Synergy common stock so the merger consideration at the closing may have a greater or lesser value than it had at the time the merger agreement was signed.

The parties to the merger agreement have set the exchange ratio for the Callisto common stock and the exchange ratio is not adjustable. Any changes in the market price of Synergy common stock will not affect the number of shares holders of Callisto common stock will be entitled to receive upon consummation of the merger. Therefore, if the market price of Synergy common stock declines from the market price on the date of the merger agreement prior to the consummation of the merger, Callisto stockholders could receive merger consideration with considerably less value. Similarly, if the market price of Synergy common stock increases from the market price on the date of the merger agreement prior to the consummation of the merger, Callisto stockholders could receive merger consideration with considerably more value than their shares of Callisto common stock and the Synergy stockholders immediately prior to the merger will not be compensated for the increased market value of the Synergy common stock. The merger agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the value of Synergy common stock, for each one percentage point that the market value of Synergy common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to the Callisto stockholders. For example, on July 20, 2012, the date of the execution of the merger agreement, the closing price of Synergy common stock, as reported on The NASDAQ Capital Market, was $4.34 per share. Assuming that a total of 28,597,905 shares of Synergy common stock are issued to Callisto stockholders upon the closing of the merger at a per share value of $4.34 per share (excluding the value of assumed stock options and warrants), the aggregate merger consideration to be issued to Callisto stockholders in the merger would be approximately $124.1 million. If, however, the closing price of Synergy common stock on the date of closing of the merger had declined from $4.34 per share to, for example, $3.46 per share, a decline of 20%, the aggregate merger consideration to be issued to Callisto stockholders in the merger would decrease approximately $24.8 million to approximately $99.3 million in total.

The combined company’s stock price is expected to be volatile, and the market price of its common stock may drop following the merger.

The market price of the combined company’s common stock could be subject to significant fluctuations following the merger. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the combined company’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger if the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by Synergy or investors, financial or industry analysts.

The combined company may not experience the anticipated strategic benefits of the merger

Management of Synergy believes that the merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. Specifically, Synergy believes the merger would provide certain strategic benefits which would enable Synergy to accelerate its business plan through an increased access to capital in the public equity markets. There can be no assurance that these anticipated benefits of the merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

During the pendency of the merger, Synergy and Callisto may not be able to enter into certain transactions with another party because of restrictions in the merger agreement, which could adversely affect their respective businesses.

Covenants in the merger agreement impede the ability of Synergy and Callisto to complete certain transactions that are not in the ordinary course of business, pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors because the parties will have been prevented from entering into arrangements with possible financial and or other benefits to them. In addition, any such transactions could be favorable to such party’s stockholders.

If the conditions to the merger are not met, the merger will not occur.

Even if the merger is approved by the stockholders of Synergy and Callisto, specified conditions must be satisfied or waived in order to complete the merger, including, among others:

•                  the filing and effectiveness of a registration statement under the Securities Act of 1933, as amended, in connection with the issuance of Synergy common stock in the merger;

•                  the respective representations and warranties of Synergy and Callisto, shall be true and correct in all material respects as of the date of the merger agreement and the closing;

•                  each executive of Synergy or any of its subsidiaries and Callisto or any of its subsidiaries shall have delivered a waiver of rights to payments, bonuses, vesting, acceleration or other similar rights that are or may be triggered by the merger;

•                  no material adverse effect with respect to Synergy or Callisto or its subsidiaries shall have occurred since the date of the merger agreement and the closing of the merger;

•                  performance or compliance in all material respects by Synergy and Callisto with their respective covenants and obligations in the merger agreement;

•                  Callisto shall have obtained any consents and waivers of approvals required in connection with the merger; and

•                  no material adverse effect with respect to Synergy or Callisto or its subsidiaries shall have occurred since the date of the merger agreement.

Synergy cannot assure you that all of the conditions to the merger will be satisfied. If the conditions to the merger are not satisfied or waived, the merger will not occur or will be delayed, and Synergy may lose some or all of the intended benefits of the merger.

If there are Callisto stockholders that exercise their appraisal rights, the surviving corporation in the merger will be responsible for the resulting cash payment obligation.

If the merger is completed, holders of Callisto common stock are entitled to appraisal rights under Section 262 of the DGCL, or Section 262, provided that they comply with the conditions established by Section 262. If there are Callisto stockholders who exercise such rights and complete the process required by the DGCL, Synergy, as the surviving company in the merger, will be obligated to pay such stockholders the pre-merger cash value of their Callisto stock as determined by the Delaware Court of Chancery.

Should the merger not qualify as tax free reorganization, Callisto stockholders may recognize capital gain or loss with respect to the shares received in the merger.

In connection with the merger, Callisto received a tax opinion of Wilk Auslander LLP that the merger will be treated as a “reorganization” within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. The failure of the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code would result in a Callisto stockholder recognizing capital gain or loss with respect to the shares of Callisto stock surrendered by such stockholder equal to the difference between the stockholder’s basis in the shares and the fair market value, as of the effective time of the merger, of the Synergy stock received in exchange for the Callisto stock on the closing date of the merger. In such event, a stockholder’s aggregate basis in the Synergy common stock so received would equal its fair market value and such stockholder’s holding period would begin the day after the merger. A dissenting stockholder who receives cash will be required to recognize gain or loss in the same manner as described above.

Synergy will incur substantial expenses whether or not the merger is completed.

Synergy will incur substantial expenses related to the merger whether or not the merger is completed. Synergy currently expects to incur approximately $325,000 in transactional expenses.

The merger agreement limits Callisto’s ability to pursue alternative business combinations.

Certain “no shop” provisions included in the merger agreement make it difficult for Callisto to sell its business to a party other than Synergy. These provisions include the general prohibition on Callisto soliciting any acquisition transaction. These provisions might discourage a third party with an interest in acquiring all of or a significant part of Callisto from considering or proposing an acquisition, including a proposal that might be more advantageous to the stockholders of Callisto.

Although Brean Murray Carret & Co.’s opinion was given to Callisto’s board of directors on July 20, 2012, the date of the execution of the merger agreement, and re-issued on October 11, 2012, it does not reflect any changes in market and economic circumstances after July 20, 2012.

To the extent there may have been any changes in the operations and prospects of Synergy or Callisto and/or changes in general market and economic conditions subsequent to July 20, 2012, which could make Callisto’s value now greater than its value as of July 20, 2012 (the date of the merger agreement and of the analysis conducted by Brean Murray Carret & Co (“Brean Murray”)), any such developments will have no effect whatsoever on Brean Murray’s opinion or the exchange ratio for Callisto common stock, which was been fixed at $0.1799 under the merger agreement, as amended. Brean Murray’s opinion, including the October 11, 2012 re-issued opinion, was based on financial, economic, monetary, market and other conditions and circumstances as in effect on, and the information made available to them on, July 20, 2012, the date of the execution of the merger agreement. While neither the Callisto nor Synergy board of directors is aware of any changes in the operations and prospects of Synergy or Callisto and/or changes in general market and economic conditions subsequent to July 20, 2012, which could make Callisto’s value greater than its value as of July 20, 2012 (the date of the merger agreement and the analysis conducted by Brean Murray), or lead to the conclusion that the consideration to be received in the merger by Callisto’s shareholders is not fair, there can be no assurance given that changes in the operations and prospects of Synergy or Callisto and/or changes in general market and economic conditions subsequent to July 20, 2012, could make Callisto’s value, on the effective date of the merger greater than its value as of July 20, 2012. Brean Murray has undertaken no obligation to update its opinion for changes subsequent to July 20, 2012.

The merger and related transactions are subject to approval by the stockholders of both Synergy and Callisto.

In order for the merger to be completed, both Synergy’s and Callisto’s stockholders must approve the merger agreement, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of Callisto common stock entitled to vote. In addition, under applicable NASDAQ rules, Synergy’s stockholders must approve the issuance of the shares of Synergy common stock to Callisto stockholders as part of the merger consideration. Approval of the issuance of shares of Synergy common stock to Callisto stockholders requires approval by a majority of the outstanding shares of Synergy common stock entitled to vote.

Several lawsuits have been filed against Callisto and Synergy challenging the merger, and an adverse ruling in any such lawsuit may delay or prevent the merger from being completed.

Callisto, members of Callisto’s board of directors, or director defendants, and Synergy have been named as defendants in a number of putative class action lawsuits brought by certain Callisto stockholders challenging the merger and generally alleging, among other things, that the director defendants, aided and abetted by Synergy, breached their fiduciary duties to Callisto stockholders by entering into the merger agreement for merger consideration each plaintiff claims is inadequate and pursuant to a process the plaintiff claims to be flawed. The lawsuits seek, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms or to rescind the merger to the extent already implemented, as well as damages, expenses, and attorney’s fees. The existence of these lawsuits could delay the completion of, or jeopardize Callisto’s and Synergy’s ability to complete, the merger. (See Item I. LEGAL PROCEEDINGS above)

Except for those risk factors discussed above there have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

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

101

Financial statements from the quarterly report on Form 10-Q of Synergy for the quarter ended September 30, 2012, filed on December 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. **

*                               Indicates a management contract or compensatory plan or arrangement.

**                        Previously filed with Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC. (Registrant)

Date: December 17, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: December 17, 2012	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance