Form 10-K
period 2012-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2013-03-18
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2012

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

(212) 297-0020

(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market

Common Stock, $0.0001 par value	The NASDAQ Global Market

Warrants to purchase Common Stock	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $164,803,825 on June 30, 2012.

As of March 15, 2013 the registrant had 73,388,287 shares of Common Stock outstanding.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-K

PART I

This Report on Form 10-K for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylate cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CIC is primarily characterized by constipation symptoms but a majority of these patients report experiencing straining, bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, a second generation GC-C receptor agonist for the treatment of inflammatory bowel diseases, such as ulcerative colitis, or UC.

Our patented GI drug candidates were discovered and developed in-house by our scientists.  Today there are few available therapies for CIC and IBS-C, with diarrhea and nausea common side effects of such therapies.

Plecanatide

Plecanatide, our lead investigational drug, is a member of a new class of non-systemic drugs, referred to as guanylate cyclase C (GC-C) agonists. Plecanatide is a synthetic analog of uroguanylin, a natural human hormone that regulates ion and fluid transport in the intestine. Orally-administered, plecanatide binds to the same receptors on the inside of the gastrointestinal tract as uroguanylin, and we believe it is capable  of restoring the normal balance of fluid, thus restoring the regular function of the intestine in patients suffering from GI disorders such as CIC and IBS-C.

There are a multitude of causes of constipation including other disease states and certain drug therapies (e.g., narcotics).   CIC has no identifiable causes such as these diseases or drugs or physical anomalies.   Patients with CIC have had symptoms for 6 months or more and commonly have less than 3 bowel movements a week and often less than one.   They suffer from very hard stool and abdominal symptoms such as bloating, discomfort, gas, and a feeling of incomplete evacuation.  Over-the counter medications offer only short term relief and are not indicated for chronic treatment.  The prescription drugs available have significant side effects and are only effective in less than half of patients treated.  Plecanatide offers hope for a more effective and tolerable treatment that can relieve the significant burden CIC places on patients’ lives.

We successfully completed a Phase 1 study of plecanatide in healthy volunteers and a Phase IIa clinical trial in patients with CIC. In December 2012, we successfully completed a large multicenter 951-patient, 12 week repeated-oral-dose, placebo-controlled clinical trial of plecanatide in CIC patients. Plecanatide is also being developed to treat IBS-C. We initiated a Phase 2b trial in IBS-C patients in December 2012.

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

On September 14, 2012, we entered into a binding letter of intent, or LOI, with Ironwood Pharmaceuticals, Inc., or Ironwood, pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of CIC and IBS-C. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, with the exception that we retain the right to challenge Ironwood’s method of use patent on plecanatide.

14-Day Phase 2a Clinical Trial in CIC

Summary.     In September, 2010 we completed a Phase 2a randomized, double-blind, placebo-controlled, 14-day repeat, oral, dose-ranging clinical trial of plecanatide in patients with CIC. On October 18, 2010, we presented the results of this clinical trial at the

American College of Gastroenterology Annual Scientific Meeting in San Antonio, Texas. The trial utilized 78 evaluable patients at 14 sites in the United States. The primary objective of the trial was to evaluate the safety of plecanatide in patients with CIC. The secondary objectives of this clinical trial were to assess the pharmacokinetic profile of plecanatide and to assess bowel function, including time to first bowel movement, frequency, completeness of evacuation, stool consistency, straining and abdominal discomfort, after treatment with plecanatide.

Clinical Trial Design.     In this clinical trial we enrolled patients who met the modified Rome III criteria of CIC, a standard patient assessment tool used in the diagnosis of patients with CIC. Patients also had to have had a colonoscopy within five years before enrollment with no significant findings, had to be in good health as determined by a physical examination and other standard assessments and had to have reported less than six simultaneous bowel movements, or SBMs, and less than three complete SBMs, or CSBMs, in each week during the 14-days before treatment with plecanatide or placebo. SBMs are bowel movements that occur without the use of a laxative, enema or suppository within the preceding 24 hours; and CSBMs are SBMs after which the patient reports a feeling of complete evacuation.

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

12-week Large Multicenter Clinical Trial in CIC

Summary. On January 2, 2013, we announced positive results from our large multicenter clinical trial of plecanatide in patients with CIC.  We intend to present full study results at a major scientific meeting in the second quarter of 2013.

Clinical Trial Design .The large multicenter study was a randomized, 12-week, double-blind, placebo-controlled, dose-ranging study. Patients completed a screening visit and a 2-week pre-treatment period to train on study procedures and establish a baseline for each patient. Patients who successfully completed the pre-treatment period were randomized to 0.3, 1.0, or 3.0 mg plecanatide, or placebo for a 12 week treatment period during which time they were required to call in their bowel movement observations and ratings of their associated abdominal symptoms.

During the 12 week treatment period patients were seen every 4 weeks. At the end of the study the patients had a 2 week post treatment period without drug followed by an end of study visit. The primary efficacy end point was a responder analysis based on patients achieving 3 or more complete spontaneous bowel movements (CSBM) per week (with an increase of at least 1 CSBM from baseline) in 9 of the 12 treatment weeks of the study. Safety and tolerability were also assessed.

This large multicenter study was designed to determine whether plecanatide could increase the number of CSBM’s and impact other parameters such as stool consistency, straining and time to first bowel movement in patients with CIC. This 12-week study included 951 CIC patients at 113 clinical sites in the United States.

Evidence of increasing efficacy was seen at increasing dose levels. Notably, the 3 mg dose demonstrated a 19% (p=0.009) overall responder rate (compared to placebo of 10.7%), as well as demonstrating a mean increase in CSBMs over the 12-week treatment period of 2.13 (p<0.001). In addition, statistically significant improvements were seen in key secondary endpoints. The incidence of diarrhea at 3 mg was observed to be 9.7% (compared to placebo incidence of 1.3%).

Phase 2b Clinical Trial in Irritable Bowel Syndrome

Irritable bowel syndrome, or IBS, is characterized by symptoms of abdominal pain or discomfort such as cramping, bloating, gas, and constipation or diarrhea or both. IBS-C is the subtype plecanatide is being developed to treat. IBS is one of the most commonly diagnosed Gl illnesses in the United States. As many as 1 in 6 or up to 50 million adult Americans suffer from IBS.  About 13 million of them suffer from the IBS-C subtype.

IBS profoundly impacts patients’ physical, social and working lives.  A quarter of patients describe their abdominal pain as constant.  IBS is one of the most common reasons for work or school absenteeism, second only to the common cold. Fewer than 1 in 10 patients say they are satisfied with available IBS treatments. Healthcare systems spend billions of dollars annually to diagnose and treat this disorder.  In the U.S. alone, the annual cost of IBS treatment is estimated to be as much as $10 billion in direct medical costs (doctor and hospital visits, diagnostic procedures, etc.)

On December 27, 2012, we commenced a Phase 2b clinical trial of plecanatide to treat patients with IBS-C. This study will be conducted at 70 sites in the U.S. and 350 patients will be enrolled.  To qualify for enrollment patients must meet the Rome III criteria for IBS-C as modified for this study.  Abdominal pain is a major part of this syndrome and patients need to have pain scores of 3 or more (on a scale of 1 to 10) for 3 days in each of the two pre-treatment weeks.   Qualified patients will be randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks and will be seen at the clinical site once a month during the study.   At the end of treatment patients are followed for two weeks and return for an end of study visit.  The primary objective of this study is to select doses for the Phase 3 studies based on safety and efficacy endpoints including bowel movements, stool consistency, time to first bowel movement, reduction of abdominal pain, and quality of life measures.   We expect this trial will be completed during the first quarter of 2014.

SP-333

We are developing a second generation GC-C receptor analog, SP-333, for the treatment of inflammatory bowel diseases, or IBD. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is thought to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease.

More than 500,000 Americans are afflicted with UC, a type of IBD that causes chronic inflammation of the colon. Along with Crohn’s disease, the other major form of IBD, UC is painful and debilitating, and can lead to other serious and life-threatening complications such as increased incidence of colon cancer. There is currently no medical cure for UC. A considerable medical need exists for the control and treatment of UC.  SP-333 has exhibited potent anti-inflammatory activity in animal studies of colitis, displaying a novel mechanism-of-action that we believe might provide a new way to treat UC patients with mild to moderate disease.

On September 7, 2012, we submitted an Investigational New Drug (IND) application for clinical evaluation of SP-333 to treat IBD.  On December 28, 2012, we successfully completed a Phase 1 placebo-controlled, dose-escalating, single-dose study of 70 healthy adult volunteers. On January 28, 2013, we commenced a multiple ascending oral dosing study of healthy volunteers in a Phase 1 trial of SP-333.

On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering our novel drug candidate SP-333 to treat IBD. The patent entitled “Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders” specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

FV-100

On August 17, 2012, we entered into an Asset Purchase Agreement with Bristol-Myers Squibb Company  and acquired certain assets related to FV-100, an orally available nucleoside analog, for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the agreement provide for an initial base payment of $1 million, subsequent milestone payments covering (i) marketing (FDA) approval and (ii) achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

Manufacturing of our Product Candidates

We do not have any in-house manufacturing capabilities. Our active pharmaceutical ingredients, or APIs, are manufactured for us by third party contractors. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture plecanatide, SP-333, FV-100 and any future APIs that we may develop or acquire. We have executed manufacturing supply agreements for API manufacturing of plecanatide with two suppliers, sufficient to meet our foreseeable clinical trial requirements.

We continue to pursue additional API supply agreements with other manufacturers. We are in the process of selecting at least one more manufacturer to produce our APIs in accordance with current good manufacturing practices, or cGMP, on a commercial scale to meet our future needs. It is a fundamental part of our commercial strategy to maintain two or more API suppliers to ensure continuity in our supply chain.

In addition we believe, based on the ongoing studies to date, that our current formulations of capsules/tablets, or drug products, are both cost effective and meet the stability requirements for pharmaceutical drug products.

Synergy - Callisto Merger

On July 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto Pharmaceuticals, Inc., or Callisto, as amended on October 15, 2012. At the time, Callisto was our largest stockholder and a development stage biopharmaceutical company.

On January 17, 2013, we completed our acquisition of Callisto, pursuant to the Merger Agreement, as amended.  As a result of the Merger, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of our common stock and the 22,295,000 shares of our common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the merger and exchanged such shares for shares of our common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of our common stock outstanding on January 17, 2013 was assumed by us and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled. Upon consummation of the merger the related party balance due from Callisto, $3,305,636 as of December 31, 2012, was eliminated. In connection with the consummation of the merger, we issued a total of approximately 28,605,354 shares of our common stock to former Callisto stockholders in exchange for their shares of Callisto common stock.

As Callisto did not have the required inputs, process or outputs, it does not meet the definition of a business under ASC 805, the merger will not be accounted for as a business combination. The merger is expected to be accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto is the result of a discount associated with the restricted nature of our shares to be received by Callisto shareholders. Therefore, considering this discount, the share exchange has been determined to be equal from a fair value stand point. On January 17, 2013, the effective date of the merger, we accounted for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million, principally trade payables. Our financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Callisto.

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

FDA Approval Process

We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted an New Drug Application, or NDA, to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

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

We are also subject to various environmental, health and safety regulations including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials. From time to time, and in the future, our operations may involve the use of hazardous materials.

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

Research and Development Expenses

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance. Research and development expenses for the twelve months ended December 31, 2012 were approximately $29 million, as compared to approximately $13 million and $10 million for the twelve months ended December 31, 2011 and 2010, respectively.

In accordance with FASB ASC Topic 730-10-55, Research and Development, we recorded prepaid research and development costs of approximately $926,000 as of December 31, 2012, as compared to approximately $577,000 as of December 31, 2011, for nonrefundable pre-payments for production of drug substance, analytical testing services for our drug candidates, and upcoming clinical trials of plecanatide and SP-333. In accordance with this guidance, we expense deferred research and development costs when drug compound is delivered and services are performed.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of December 31, 2012 we had six issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP333 and will expire in 2028. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted June 26, 2012 covers additional compositions-of-matter related to plecanatide and SP333 and will expire in 2029.

In addition, we have four granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Canada and Japan..  We also have a granted foreign patent that covers composition of matter related to SP333 that expires in 2028.  This patent covers Switzerland, Germany, Denmark, Spain, France, United Kingdom, Ireland, Italy, and Netherlands.

Additionally as of December 31, 2012, we had 11 pending United States patent applications and 47 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC). “In particular, the composition-of-matter claim covering plecanatide was upheld.

As of March 15, 2013 we had three issued United States patents related to FV-100.  One of these patents covers the composition-of-matter of FV-100 and was issued on December 11, 2012 and will expire in 2028.  The other two cover the precursor and close analogs of FV-100 and were issued on November 8, 2001 and June 3, 2003 and will both expire in 2018.  In addition we have 37 granted foreign patents which cover composition-of-matter of FV-100 and expire in 2027.  These foreign patents cover Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, Pakistan, Poland, Portugal, Romania, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Kingdom and the Russian Federation.  We also have 44 additional foreign patents that cover the precursor and close analogs of FV-100 and there are also 2 FV-100 foreign patents pending.

On September 14, 2012, we entered into a binding LOI with Ironwood pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of CC and IBS-C. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, with the exception that we retain the right to challenge Ironwood’s method of use patent on plecanatide.

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

Employees

As of March 18, 2013, we had 18 full-time employees.  We believe our employee relations are satisfactory.

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

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

•                                demonstration in current and future clinical trials that our product candidate, plecanatide for the treatment of CC and IBS-C, is safe and effective;

•                                our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•                                successful manufacture and commercialization of our product candidates; and

•                                market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional preclinical and clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval and commercialize plecanatide, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2012, we had an accumulated deficit of approximately $109.1 million. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2012 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain product development programs.

During the twelve months ended December 31, 2012, our operating activities used net cash of approximately $31.1 million. We expect to continue to spend substantial amounts to:

•                                continue clinical development of plecanatide to treat GI disorders;

•                                continue development of other product candidates, including SP-333;

•                                finance our general and administrative expenses;

•                                prepare regulatory approval applications and seek approvals for plecanatide and other product candidates, including SP-333 and FV-100;

•                                license or acquire additional technologies;

•                                manufacture product for clinical trials;

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

•                                the costs of manufacturing product;

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

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impacts our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in or outside the United States until we receive approval of a new drug application, or NDA, for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one lead product candidate, plecanatide for the treatment of GI disorders, and the success of our business currently depends on its successful development, approval and commercialization. This product candidate has not completed the clinical development process; therefore, we have not yet submitted an NDA or foreign equivalent, or received marketing approval for this product candidate anywhere in the world.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if we believe the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of these product candidates for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The FDA’s expectations for clinical trials may change over time, complicating the process of obtaining evidence to support approval of our product candidates.

In May 2012, the FDA’s Center for Drugs Evaluation and Research, or CDER, released guidance entitled: “Irritable Bowel Syndrome—Clinical Evaluation of Products for Treatment” to assist the product sponsors developing new drugs for the treatment of IBS. In pertinent part, this document provides recommendations for IBS clinical trial design and endpoints, and describes the need for the future development of patient-reported outcome, or PRO, instruments for use in IBS clinical trials. The clinical trials we have planned for plecanatide are designed to follow the recommendations included in this guidance.  The guidance document represents the FDA’s thinking on the clinical evaluation of products for the treatment of IBS. FDA guidance documents, however, do not establish legally enforceable requirements, should be viewed only as recommendations, and may be changed at any time. Therefore, even insofar as we intend to follow the recommendations provided in the guidance document, we cannot be sure that the FDA will accept the results of our clinical research even if such research follows the recommendations in the guidance document.

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

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

•                                the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•                                state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defends against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre-clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

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

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize GI drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved and commercialized, plecanatide will compete with at least two currently approved prescription therapies for the treatment of CC and IBS-C, Amitiza and Linzess. In addition, over-the-counter products are also used to treat certain symptoms of CC and IBS-C. We believe other companies are developing products that will compete with plecanatide should they be approved by the FDA. For example, velusetrag, is being developed by Theravance, Inc. and has completed Phase 2 clinical trials for CC. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for plecanatide.

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

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively in the GI drug market and differentiate our products from other marketed GI drugs, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

We may need others to market and commercialize our product candidates in international markets.

Currently, we do not have any plans to enter international markets. In the future, if appropriate regulatory approvals are obtained, we may commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If the manufacturers upon whom we rely fail to produce plecanatide and our product candidates, including SP-333 and FV-100, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.

We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. With respect to the manufacturing of plecanatide, we have executed supply agreements with two contract manufacturers sufficient to meet our foreseeable clinical trial requirements. Any curtailment in the availability of plecanatide, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We continue to pursue additional API and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.

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

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of plecanatide or other product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize plecanatide or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of plecanatide or other product candidates, entail higher costs or result in us being unable to effectively commercialize plecanatide or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

We rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

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

•                                demonstration of safety and efficacy;

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

•                                Pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;

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

•                                inability to motivate key employees of any acquired businesses; and

•                                assumption of known and unknown liabilities

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Plecanatide and other product candidates, including SP-333, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Products approved for the treatment of IBS have been subject to considerable post-market scrutiny. For example, in 2007, Novartis voluntarily discontinued marketing Zelnorm (tegaserod), a product approved for the treatment of women with IBS-C, after the FDA found an increased risk of serious cardiovascular events associated with the use of the drug. Earlier, in 2000, GlaxoWellcome withdrew Lotronex (alosetron), which was approved for women with severe diarrhea-prominent IBS, after the manufacturer received numerous reports of adverse events or AEs, including ischemic colitis, severely obstructed or ruptured bowel, or death. In 2002, the FDA approved the manufacturer’s application to make Lotronex available again, on the condition that the drug only be made available through a restricted marketing program.

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

We have agreements with third-party contract research organizations, or CROs, under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are a small company with 18 employees as of December 31, 2012. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

Congress periodically adopts legislation like the PPACA and the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that modifies Medicare reimbursement and coverage policies pertaining to prescription drugs. Implementation of these laws is subject to ongoing revision through regulatory and sub regulatory policies. Congress also may consider additional changes to Medicare policies, potentially including Medicare prescription drug policies, as part of ongoing budget negotiations. While the scope of any such legislation is uncertain at this time, there can be no assurances that future legislation or regulations will not decrease the coverage and price that we may receive for our proposed products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our proposed products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our business partners and third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Our clinical activities involve the handling of hazardous materials, and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our clinical activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, storage, handling and disposal of these hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or if we fail to comply with such laws and regulations, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations or impose sanctions, such as fines, and we could be held liable for any resulting damages or liabilities. We do not currently maintain hazardous materials insurance coverage.

Risks Related to our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure our protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

As of December 31, 2012, we have six issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP-333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP-333 and will expire in 2028. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted June 26, 2012 covers addition compoosition-of-matter related to plecanatide and SP333 and will expire in 2029.  In addition, we have four granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Canada, and Japan. We also have a granted foreign patent that covers composition of matter related to SP333 that expires in 2028.  This patent covers Switzerland, Germany, Denmark, Spain, France, United Kingdom, Ireland, Italy, and Netherlands.

Additionally, as of December 31, 2012, we have 11 pending United States patent applications and 47 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC). In particular, the composition-of-matter claim covering plecanatide was upheld.

On September 14, 2012 we entered into a binding letter of intent (the “LOI”) with Ironwood Pharmaceuticals, Inc. (“Ironwood”) pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of chronic constipation. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on plecanatide.

As of March 15, 2013 we had three issued United States patents related to FV-100. One of these patents covers the composition-of-matter of FV-100 and was issued on December 11, 2012 and will expire in 2028. The other two cover the precursor and close analogs of FV-100 and were issued on November 8, 2001 and June 3, 2003 and will both expire in 2018.  In addition we have 37 granted foreign patents which cover composition-of-matter of plecanatide and expire in 2027.  These foreign patents cover Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, Pakistan, Poland, Portugal, Romania, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Kingdom and the Russian Federation.  We also have 44 additional foreign patents that cover the precursor and close analogs of FV-100.  There are also about 2 foreign patents pending.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued patents or in third-party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                                others may be able to make compounds that are competitive with product candidates but that are not covered by the claims of our patents;

•                                we may not have been the first to make the inventions covered by our pending patent applications;

•                                we may not have been the first to file patent applications for these inventions;

•                                others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                                it is possible that our pending patent applications will not result in issued patents; and it is possible that our issued patents could be narrowed in scope, invalidated, held to be unenforceable, or circumvented;

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

If we choose to go to court to stop someone else from using the inventions claimed in our patents that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the PTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentaries, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We have not yet registered trademarks for plecanatide in our potential markets, and failure to secure those registrations could adversely affect our ability to market our product candidate and our business.

We have not yet registered trademarks for plecanatide in any jurisdiction. Our trademark applications in the United States, when filed and any other jurisdictions where it may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

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

Risks Related to our Common Stock

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

•                                litigation or public concern about the safety of our potential products;

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

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued in connection with the merger with Callisto and upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of our securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2012, we had net operating loss carryforwards aggregating approximately $94 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our operating loss carry forwards is limited.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

Our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our second amended and restated certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•                                provide the board of directors with the ability to alter the bylaws without stockholder approval;

•                                place limitations on the removal of directors; and

•                                provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.

These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with our board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                        PROPERTIES.

Our corporate headquarters located at 420 Lexington Avenue, New York, was subject to a lease which has a monthly rate of approximately $16,000 and expired on March 31, 2012.  This facility was provided to us under a space sharing arrangement with Callisto Pharmaceuticals, Inc. On March 30, 2012, we assumed the Callisto lease and extended this lease through March 31, 2014, at a monthly rate of approximately $19,000. On August 28, 2012 we entered into a Lease Modification, Substitution of Space and Extension Agreement with SL Green Graybar Associates. Under the new lease we will be moving our corporate headquarters and clinical development offices to a larger office space the 20th floor of 420 Lexington Avenue. The new lease has a monthly rate of approximately $35,000, expires March 31, 2019.

We also occupy a small laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2013, at a monthly rate of approximately $2,800.

Rent expense for the twelve months ended December 31, 2012 and 2011 totaled approximately $300,000 and $239,000, respectively.

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

On August 9, 2012, a purported stockholder class action complaint was filed in the Supreme Court for the State of New York, captioned Shona Investments v. Callisto Pharmaceuticals, Inc., et al., Civil Action No. 652783/2012. The complaint names as defendants, Callisto, each member of the Board of Callisto (the “Individual Defendants “) and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs. We believe the plaintiffs’ allegations lack merit and we are contesting them.

On August 31, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Gary Wagner v. Gary S. Jacob, Inc., et al., Case No. 7820-VCP. The complaint names as defendants, Callisto, the Individual Defendants and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs. We believe the plaintiffs’ allegations lack merit and we are contesting them.

On or about November 2, 2012, counsel for the Delaware plaintiff reached an agreement with counsel for plaintiff in the New York action by which the plaintiffs from the two cases agreed to conduct preliminary injunctive proceedings and discovery related thereto in the New York action only, and during the pendency of which the plaintiff in the Delaware action would effectively stay any prosecution of its case. The parties have discussed the scope of preliminary discovery and document production.

There can be no assurance as to the outcome of these proceedings.

ITEM 4.                        Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Prices

From August 11, 2008 until February 18, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “SGYP.OB.” From February 22, 2011 until November 30, 2011 our common stock was traded on the OTC QB under the symbol “SGYP.” Since December 1, 2011 our common stock has been traded on The NASDAQ Capital Market under the symbol “SGYP”. On February 21, 2013 our common stock began trading on The NASDAQ Global Market under the symbol “SGYP”

The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board, the OTC QB and The NASDAQ Capital Market during the periods indicated.

	High		Low
Year ended December 31, 2011
First quarter	$10.98	(*)	$5.72	(*)
Second quarter	$8.90	(*)	$6.00	(*)
Third quarter	$8.70	(*)	$4.10	(*)
Fourth quarter	$4.68	(*)	$3.35	(*)
Year ended December 31, 2012
First quarter	$4.48		$3.35
Second quarter	$5.93		$3.90
Third quarter	$5.00		$3.74
Fourth quarter	$5.71		$3.03

(*)All per share amounts have been restated to reflect a one for two (1:2) reverse stock split effective November 30, 2011.

Holders of Common Stock

As of March 15, 2013, we had 397 holders of record of our common stock.

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

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index, and the Russell 3000 Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2012. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index, the Russell 3000 Index
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	9,734,268	$2.75	—
Equity Compensation Plans Not Approved by Stockholders (1)	5,647,203	$5.37	—
Total	15,381,471		—

On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 7,500,000 shares, giving effect to the one for two (1:2) reverse stock split effective on November 30, 2011.

As of December 31, 2012, there were 9,734,268 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and no options outstanding under the 2009 Directors Option Plan, or Directors Plan, with no stock options available for future issuance under the Plan and under the Directors Plan.

On January 17, 2013, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 7,500,000 to 15,000,000.

(1)         Consists of warrants issued in conjunction with sales of our common stock as well as for consulting and professional services.

ITEM 6.                        SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2012 and 2011, as well as consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Costs and Expenses:
Research and development	29,294	13,419	9,559	3,733	1,773
Purchased in-process research and development	1,000	—	—	—	28,157
General and administrative	7,941	6,745	6,562	4,467	1,799

Loss from Operations	(38,235)	(20,164)	(16,121)	(8,200)	(31,729)
Other income	506	362	494	—	—
Interest and investment income	218	90	109	75	5
Interest expense	—	(12)	—	—	—
Change in Fair Value of Financial Instruments	(1,933)	5,257	297	—	—
Total Other Income/(Loss)	(1,209)	5,697	900	75	5
Loss from Continuing Operations	(39,444)	(14,467)	(15,221)	(8,125)	(31,724)
Net Loss from Discontinued Operations	—	—	—	—	(32)

Net Loss	$(39,444)	$(14,467)	$(15,221)	$(8,125)	$(31,756)

Net Loss per common share, basic and diluted	$(0.64)	$(0.30)	$(0.34)	$(0.22)	$(0.54)
Weighted Average Common Shares Outstanding	61,702,277	47,598,240 (*)	44,875,356 (*)	36,640,664 (*)	59,300,248 (*)

(*)   Weighted average shares outstanding reflects retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and available-for-sale securities	$32,502	$13,245	$1,708	$7,153	$216

Working capital	26,734	11,561	(2,307)	6,487	(1,172)

Total assets	37,405	15,870	4,401	9,211	922

Total stockholders’ equity	$24,832	$9,797	$(4,099)	$7,484	$(1,156)

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

FINANCIAL OPERATIONS OVERVIEW

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CIC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, our second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

On February 14, 2012, we entered into an agreement and plan of merger with our wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation for the purpose of changing our state of incorporation to Delaware from Florida. Pursuant to the merger agreement, we merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of Synergy Florida upon the effective date of the merger became our directors and officers (Synergy-DE).

From inception through December 31, 2012, we have sustained cumulative net losses of approximately $109,053,000. We currently operate in one reportable business segment—human therapeutics.  Substantially all of our resources have been expended for the research and development of our product candidates.  From inception through December 31, 2012, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

Immediately following the Exchange Transaction we discontinued its pet food business and are now exclusively focused on the development of drugs to treat GI disorders and diseases. We acquired the GI drugs and related technology in connection with the Exchange Transaction.

On May 9, 2012, we closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering were $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of $2,952,930. We also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.  On June 6, 2012 the underwriters exercised the over-allotment option resulting in additional gross proceeds of $6,750,000, before deducting underwriting discounts and commissions and other offering expenses of $405,000, bringing total gross proceeds from the offering to $51,750,000.

On June 21, 2012, we entered into a controlled equity sales agreement with a placement agent and agreed that we may issue and sell through the placement agent, up to $30,000,000 of our common stock. From October 8, 2012 through December 31, 2012, we sold 815,654 shares of common stock with gross proceeds of $4,111,802, at an average selling price of $5.04 per share. Selling agent fees totaled $123,385 on these sales.

On August 23, 2012, we signed an Asset Purchase Agreement with Bristol-Myers Squibb Company and acquired the assets related to FV-100, an orally available nucleoside analogue, currently being developed for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the Agreement provide for an initial payment of $1 million, subsequent milestone payments covering marketing approval and achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

Synergy - Callisto Merger

On July 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto as amended on October 15, 2012.  At the time Callisto was our largest stockholder and is a development stage biopharmaceutical company.

On January 17, 2013, we completed our acquisition of Callisto. As a result of the merger, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of our common stock (the “Exchange Ratio”) and the 22,295,000 shares of our common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the merger and exchanged such shares for shares of our common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of our common stock outstanding on the January 17, 2013 was assumed by us and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled. Upon consummation of the merger the related party balance due from Callisto, $3,305,636 as of December 31, 2012, was eliminated.  In connection with the consummation of the merger, we issued a total of approximately 28,605,354 shares of our common stock to former Callisto stockholders in exchange for their shares of Callisto common stock.

As Callisto does not have the inputs, process and outputs that meet the definition of a business under ASC 805, the merger will not be accounted for as a business combination. The merger is expected to be accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto is the result of a discount associated with the restricted nature of our shares to be received by Callisto shareholders. Therefore, considering this discount, the share exchange has been determined to be equal from a fair value stand point. Upon the effective date of the merger, we will account for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million. Our financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Callisto.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

We had no revenues during the twelve months ended December 31, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the twelve months ended December 31, 2012 (“Current Year”) increased approximately $15.9 million or 119%, to approximately $29.3 million from $13.4 million for the twelve months ended December 31, 2011 (“Prior Year”). This increase in research and development expenses was largely attributable to a doubling of the development efforts of plecanatide, which accounted for $11.0 million of the increase, and the initiation of clinical development of SP-333 which accounted for $3.3 million of the increase. The following table sets forth our research and development expenses directly related to our product candidates for the twelve months ended December 31, 2012 and 2011. These direct expenses were primarily external costs associated with chemistry, manufacturing, controls including drug substance and product (CMC), as well as preclinical studies and clinical trial costs, as follows:

(dollars in thousands)

	Year Ended December 31,
Drug candidates	2012	2011
Plecanatide	$22,360	$11,870
SP-333	3,298	—
Total direct cost	$25,658	$11,870
Total indirect cost	3,636	1,549
Total research and development cost	$29,294	$13,419

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates were approximately $2 million higher due to (i) higher compensation, employee benefits, and stock based compensation expenses of approximately $2.7 million in the Current Year, as compared to approximately $1.2 million during the Prior Year, as a result of increased staffing levels required to support the our large multicenter trial which was initiated in October 2011 and completed in December 2012,and (ii) higher scientific and regulatory advisory fees and expenses of approximately $0.8 million in the Current Year, as compared to approximately $0.3million during the Prior Year, due to the Investigational New Drug (IND) application for clinical evaluation of SP-333 to treat IBD filed on September 7, 2012, and an IND filing for clinical study of plecanatide in IBS-C patients filed on October 26, 2012.

General and administrative expenses increased $1.2 million or 17%, to approximately $7.9 million for the Current Year from approximately $6.7 million for the Prior Year. These increased expenses were primarily the result of (a) higher legal cost of approximately $1.4 million in the Current Year as compared to approximately $0.5 million during the Prior Year, related to (i) the patent prosecution and defense (Part I, Item 1) , and the class action suit relating to the merger (footnote 6) and (ii) costs associated with defending against merger related class action suits filed in New York and Delaware during the Current Period and (b) higher facilities cost of approximately $1.3 million during Current Year as compared to approximately $0.9 million during the Prior Year.

Net loss for the Current Year was approximately $39.4 million, compared to a net loss of approximately $14.5 million incurred for the Prior Year. This increase in our net loss of approximately $24.9 million or 172% was a result of the increases in operating expenses discussed above plus purchased in-process research and development cost of $1 million on FV-100 (footnote 7), a loss in fair value of derivative instruments-warrants of approximately $1.9 million during the Current Year, as compared to a gain of approximately $5.3 million during the Prior Year. This change in fair value in the Current Year was principally due to an increase in our common stock price from $3.51 as of December 31, 2011 to $5.26 per share on December 31, 2012.

YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

We had no revenues during the twelve months ended December 31, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

For the twelve months ended December 31, 2011, research and development expenses increased $3.8 million or 40% to $13.4 million, compared to $9.6 million during the twelve months ended December 31, 2010. This increase in research and development expenses was primarily attributable to initiating the large multicenter II/III clinical trial of our product candidate plecanatide and the pre-clinical development of SP-333. These clinical and preclinical expenses totaled approximately $10.8 million during the twelve months ended December 31, 2011, as compared to $5.5 million during the twelve months ended December 31, 2010. This increase was offset by lower manufacturing, formulation, testing and packaging of drug product, totaling approximately $1million during the twelve months ended December 31, 2011, as compared to approximately $2.6 million during the twelve months ended December 31, 2010.

For the twelve months ended December 31, 2011, general and administrative expenses increased to approximately $6.7 million, as compared to approximately $6.6 million during the twelve months ended December 31, 2010. This increase was primarily due to higher compensation related expenses, partially offset by lower legal expenses.

Net loss for the twelve months ended December 31, 2011 was approximately $14.5 million as compared to a net loss of approximately $15.2 million incurred for the twelve months ended December 31, 2010. This decrease in our net loss of approximately $0.8 million, or 5% was the result of higher research and development expenses discussed above, more than offset by a gain from the change in fair value of our derivative liability of approximately $5.3 million, as compared to a gain of approximately $0.3 million during the twelve months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we have approximately $12.4 million of cash and cash equivalents and approximately $20.1 million in available- for- sale- securities. Net cash used in operating activities was approximately $31.1 million for the twelve months ended December 31, 2012 as compared to approximately $21.2 million during the twelve months ended December 31, 2011 and $11.5 million during the twelve months ended December 31. 2010. Net cash provided by financing activities for the twelve months ended December 31, 2012 was approximately $52.1 million as compared to approximately $32.6 million and $6.7 million provided during the twelve months ended December 31, 2011 and 2010, respectively.

As of December 31, 2012 we had working capital of approximately $26.7 million as compared to working capital of approximately $11.6 million on December 31, 2011.

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

Our consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(dollars in thousands)

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$2,752	$532	$805	$1,301	$114
Purchase obligations—principally employment and consulting services(1)	6,060	1,971	2,792	1,297	—
Purchase Obligations—Major Vendors(2)	19,380	19,380	—	—	—

Total obligations	$28,192	$21,883	$3,597	$2,598	$114

(1) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2012.

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

Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities consist solely of investments in US Treasury Notes and have been classified and accounted for as available-for-sale.

Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities.  We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. For the year ended December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired, and there were no such investments for the year ended December 31, 2011.

Research and Development

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance.

We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2012 and 2011 we had $926,380 and $577,745, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company’s consolidated balance sheets.

Share-Based Compensation

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2012 stock-based compensation expense has totaled approximately $5,484,000, or 5.03% of our net loss from inception through December 31, 2012.

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

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Upon adoption of ASC Topic 718 “Compensation—Stock Compensation” , we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of our stock. Option term is based on the term used by similar public entities. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options.  Forfeiture rates are estimated based on our historical experience plus management’s judgment, at the time of grant.

Fair value of financial instruments

We have adopted FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2012 and 2011 the fair value of such warrants was approximately $5,258,000 and $3,325,000, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2012 and 2011 we did not hold any Level 1 or Level 2 marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements affecting us.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash and cash equivalent primary consists of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2012, 2011 and 2010 had a significant impact on our results of operations.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 and for the period from November 15, 2005 (inception) to December 31, 2012, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

Our chief executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principle executive officer and principal financial officer conclude that, at December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals Inc.

New York, New York

We have audited Synergy Pharmaceuticals Inc. and Subsidiaries’ (a development stage Company) (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012 and for the period from November 15, 2005 (inception) to December 31, 2012 and the related consolidated statement of stockholders equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
New York, New York
March 18, 2013

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Synergy Pharmaceuticals Inc. as of March 15, 2013:

Name	Age	Position
Gary S. Jacob	65	President, Chief Executive Officer and Director
Kunwar Shailubhai	55	Chief Scientific Officer
Bernard F. Denoyer	65	Senior Vice President, Finance, Secretary
Gabriele M. Cerrone	40	Chairman, Director
Melvin K. Spigelman	64	Director
John P. Brancaccio	65	Director
Thomas H. Adams	70	Director
Christopher McGuigan	54	Director
Alan F. Joslyn	54	Director

Gary S. Jacob, Ph.D. has served as our President, Chief Executive Officer and a Director since July 2008 and as Chairman of Synergy DE from October 2003 until July 2008. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013.  Dr. Jacob currently serves as a director of Trovagene, Inc. , a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board’s conclusion that he should serve as a director of our company.

Kunwar Shailubhai, Ph.D., has served as our Chief Scientific Officer since July 2008. From March 2004 until July 2008 he served as Senior Vice President, Drug Discovery, of Synergy DE. From May 2003 until March 2004, Dr. Shailubhai served as Executive Vice President, Research and Development of Synergy DE. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy DE where he was chiefly responsible for the preclinical development of our GC-C agonist program for drugs to treat colon cancer and GI inflammation. Between 1993 and 2000, he was with Monsanto Company, serving as Group Leader of the cancer chemoprevention group. Dr. Shailubhai previously served as a Senior Staff Fellow at the National Institutes of Health, and as an Assistant Professor at the University of Maryland. Dr. Shailubhai received his Ph.D. in microbiology in 1984 from the University of Baroda, India, and his M.B.A. in 2001 from the University of Missouri, St. Louis.

Bernard F. Denoyer has served as our Senior Vice President, Finance and Secretary since July 2008. From December 2007 until January 2013, Mr. Denoyer served as Senior Vice President, Finance and Secretary of Callisto Pharmaceuticals, Inc. and from January 2004 to November 2007 Mr. Denoyer served as Callisto’s Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

Gabriele M. Cerrone has served as our Chairman of the Board of Directors and a consultant since July 2008. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone co-founded Trovagene, Inc. (formerly Xenomics, Inc.), a diagnostics company, and served as Co-Chairman from July 2005 until November 2006. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone served as a director of Inhibitex, Inc. from September 2007 until February 2012 when it was acquired by Bristol-Myers Squibb Company.  Mr. Cerrone currently serves as a director of Trovagene, Inc. Mr. Cerrone is the managing partner of Panetta Partners Ltd., a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone’s experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the company.

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

John P. Brancaccio, a retired CPA, has served as a director of our company since July 2008. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of Trovagene, Inc. . Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

Thomas H. Adams, Ph.D. has served as a director of our company since July 2008. Since June 2005, Dr. Adams has served as a director of IRIS International, Inc., a diagnostics company, and as Chief Technology Officer of IRIS from April 2006 until November 2012 when it was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol. He has significant public-company experience serving as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams currently serves as a director of Xifin, Inc., a private lab billing company and Chairman of the Board of Trovagene, Inc. . Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. Dr. Adam’s executive leadership, particularly in the healthcare field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

Christopher McGuigan, M.Sc., Ph.D. has served as a director of our company since July 2008. Since 1995, Dr. McGuigan has been Professor of Medicinal Chemistry, Welsh School of Pharmacy, Cardiff University, UK. He is also Deputy Pro Vice-Chancellor Cardiff University, with responsibility for research. Dr. McGuigan is immediate past president of the International Society for Antiviral Research. Dr. McGuigan has over 200 publications and 20 patents. Dr. McGuigan has Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. Dr. McGuigan currently serves as a director of Trovagene, Inc.  Dr. McGuigan experience in developing new drug agents from discovery to human clinical trials qualifies him to serve as a director of our company.

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

The board of directors has four standing committees—Audit, Compensation, Corporate Governance/Nominating and External Communication Oversight. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

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

Non-employee and non-consultant directors also receive an annual cash fee of $30,000 as well as cash compensation for serving on board committees. Chairpersons of the Audit Committee, Compensation Committee, Corporate Governance/Nominating Committee, and External Communication Oversight Committee receive $15,000, $10,000, $6,500, and $10,000, respectively, and members of such committees receive $7,500, $5,000, $5,000, and $5,000 respectively.

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

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Christopher McGuigan and Melvin K. Spigelman. Our board of directors has determined that each of Mr. Brancaccio, Dr. McGuigan and Dr. Spigelman is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee which is available on our website at www.synergypharma.com.

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

External Communication Oversight Committee

The External Communication Oversight Committee has responsibility for (a) establishing, monitoring and reviewing our communication policy, inclusive of communications with shareholders, brokers and analysts, investment banks, and the public, (b) review and advise on new information initiatives, inclusive of formulating key messages, press releases, fact sheets and other digital and print communications related to us, (c) monitor and ensure the accuracy and consistency of all communications platforms related to us, (d) identify and recommend consultancy groups to assist management with promoting us, to relevant groups, (e) assist management in executing the strategies and policies formulated by ECOC, and (f) regularly review and make recommendations to the Board of Directors about composition and charter of the ECOC.

The External Communication Oversight Committee currently consists of Melvin Spigelman, chairman of the External Comminucation Oversight Committee and Alan Joslyn.

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

Douglas Drossman, M.D. is an Adjunct Professor of Medicine and Psychiatry, UNC School of Medicine, Division of Gastroenterology &Hepatology, and former Co-Director of the UNC Center for Functional GI & Motility Disorders. He is President of the Rome Foundation and Scientific Director and member of the Board of the International Foundation for Functional GI Disorders (IFFGD). He has published extensively in the field of gastroenterology, including the textbook Functional GI Disorders (Rome I, Rome II and Rome III)

Scott Plevy, M.D. is an Associate Professor of Medicine, Microbiology and Immunology at the University of North Carolina School of Medicine, Division of Gastroenterology &Hepatology. He is the Core Director of the Immunotechnology Core in the Center for Gastrointestinal Biology and Disease as well as the Director of the University of North Carolina Federation of Clinical Immunology Societies. Dr. Plevy has contributed significantly to the medical literature on Crohn’s disease and ulcerative colitis, and has been the principal investigator on numerous ulcerative colitis and Crohn’s disease clinical trials.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  A copy of that code is available on our corporate website at http://www.synergypharma.com. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Synergy Pharmaceuticals Inc. 420 Lexington Avenue, Suite 1609, New York, NY 10170.

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

Based on a review of the copies of such forms received, we believe that during 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Core benefits, such as our basic health benefits, are designed to provide a stable array of support to employees and their families.

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

Our base pay structure originated as an outgrowth of the base pay already in effect for key Callisto Pharmaceuticals’ employees who transferred to Synergy Pharmaceuticals at the time it was separated from Callisto Pharmaceuticals in July, 2008. The personnel involved in this process include all of the present top management positions within Synergy—Chairman, Mr. Gabriele Cerrone; CEO, Dr. Gary S. Jacob; Senior Vice President of Finance, Mr. Bernard Denoyer; and Chief Scientific Officer, Dr. Kunwar Shailubhai.  Our Compensation Committee also used information made available to us by one of our board members. This information includes an independent Executive Compensation Assessment report prepared in March 2006 by Buck Consultants, an ACS company which provided useful comparative data for analyzing how our base pay compared with other peer companies, recognizing that the comparison of base pay needed to take into account an adjustment for the 2006 data collected for that report. Our comparison was based on a list of sixteen peer public biotechnology companies with market capitalizations ranging from $59.8 million to $403.6 million. These companies consisted of the following comparable biotechnology companies: Acusphere, Inc., Barrier Therapueutics, Inc., Corgentech Inc., Dendreon Corp., Emisphere Technologies, Inc., EpIX Pharmaceuticals, Inc., Favrille, Inc., Genta, Inc., Insmed, Inc., Isis Pharmaceuticals, Inc., Kosan Biosciences, Inc. Neurogen Corporation, Praecis Pharmaceuticals, Inc., Rigel Pharmaceuticals, Inc., Sirna Therapeutics, Inc., and Vion Pharmaceuticals, Inc.

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

Based on data from the Executive Compensation Assessment report, the Compensation Committee was able to compare the overall compensation for the top management positions described above. This included the following compensation variables: 1) Base Salary or consulting fees, 2) Target Incentive (% of Salary or consulting fee), 3) Target Incentive ($), 4) Total Cash Compensation, 5) Long-term Incentives, and 6) Total Direct Compensation. The Compensation Committee chose to use the aggregate of the compensation variables for each management position that the comparative analysis was performed on. Using the data from the independent Executive Compensation Assessment report that covered the compensation variables, our Compensation Committee was able to compare those data with the overall compensation for our members of top management. This included separate analyses for: Chairman, CEO, Senior VP of Finance and Chief Scientific Officer, respectively. The analyses were guided by the principle that the Compensation Committee would position our compensation levels to be at or below the 50th percentile relative to the compensation levels in the “peer group”. Analyses showed this to be the case for all five members of the management team.

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

Chief Executive Officer Compensation for Fiscal Year 2012

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with us. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

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

The Compensation Committee believes that Dr. Jacob’s employment agreement incentivizes Dr. Jacob to the maximum extent possible to obtain the highest price possible for shareholders in the event of a sale or merger of our company.

2012 Bonus

On December 10, 2012, the Compensation Committee approved a bonus of $187,500 for each of Dr. Jacob and Mr. Cerrone, each of which was 50% of such individual’s base compensation and consulting fee, respectively, for 2012. The Compensation Committee reviewed the following factors in determining the amount of the bonus awarded to each individual.

•                  Clinical development progress

•                  Financing of the company

•                  Recruiting of executives and clinical staff

Dr. Jacob’s employment agreement and Mr. Cerrone’s consulting agreement allows for an annual bonus equal to 50% of their base compensation and consulting fee, respectively. The Compensation Committee believed that each of Dr. Jacob and Mr. Cerrone did an outstanding job during 2012 in a challenging environment with limited resources.

In making its determination as to whether Dr. Jacob and Mr. Cerrone achieved their performance objectives for awarding 2012 bonus , the Compensation Committee looked at the above-mentioned performance objectives in totality and what the achievement of those performance objectives meant to us and our business. The Compensation Committee did not assign actual levels of achievement to each objective.

2013 Bonus Criteria

As of March 18, 2013, the Compensation Committee had not yet determined the performance criteria for Dr. Jacob’s and Mr. Cerrone’s 2013 bonus.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2012.

Name & Principal Position	Year	Salary	Bonus		Options granted (1)		Total
Gabriele M. Cerrone(2)	2012	$375,000	$187,500		$2,132,897		$2,695,397
Chairman	2011	287,139	340,648		1,244,126		1,871,913
	2010	280,250	1,397,762	(3)	11,712,727	(4)	13,390,739

Gary S. Jacob	2012	375,000	187,500		2,132,897		2,695,397
President, Chief Executive Officer	2011	324,450	346,421		1,244,126		1,914,997
and Director	2010	285,000	189,000		11,712,727	(4)	12,186,727

Kunwar Shailubhai	2012	250,000	67,500		217,342		534,842
Chief Scientific Officer	2011	236,907	168,556		622,063		1,027,526
	2010	220,000	—		2,364,795	(4)	2,584,795

Bernard Denoyer	2012	200,850	45,170		570,423		816,443
Senior Vice President, Finance and	2011	180,675	54,508		—		235,183
Principal Financial Officer	2010	176,000	—		315,306	(4)	491,306

(1)                                 Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

(2)                                 Mr. Cerrone is a party to a consulting agreement with us and was paid a consulting fee for all periods presented.

(3)                                 $1,211,912 of such amount represents an accrued realization bonus. Mr. Cerrone agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011

(4)                                 Options underlying these amounts vest and are exercisable at $1.40 per share upon a change of control

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2012:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)(1)
Gabriele M. Cerrone	8/7/2012	223,181	$3.95	$485,067
Gabriele M. Cerrone	12/11/2012	600,000	5.00	1,647,830
Gary S. Jacob	8/7/2012	223,181	3.95	485,067
Gary S. Jacob	12/11/2012	600,000	5.00	1,647,830
Bernard Denoyer	1/26/2012	125,000	3.40	244,409
Bernard Denoyer	8/7/2012	150,000	3.95	326,013
Kunwar Shailubhai	8/7/2012	100,000	3.95	217,342

(1)           Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Dates	Number of Shares or Units of Restricted Stock That Have Vested (4)
Gabriele M. Cerrone	662,531	2,123,181	(1)	$0.50-$5.00	July 3, 2018 - December 11, 2022	187,470
Gary S. Jacob	674,961	2,123,181	(1)	$0.50-$5.00	July 3, 2018 - December 11, 2022	187,470
Kunwar Shailubhai	537,526	450,000	(2)	$0.50 - $3.95	July 3, 2018 — August 7, 2022	62,441
Bernard F. Denoyer	75,017	295,000	(3)	$0.50 - $3.95	July 3, 2018 —August 7, 2022	—

(1)                           The unexercisable options of 400,000 vest 50% each on December 29, 2013 and 2014 , 900,000 options vest upon change of control, 223,181 options vest one third each on August 7, 2013, 2014, and 2015, and 600,000 options vest one third on December 11, 2013, 2014, and 2015.

(2)                           The unexercisable options of 200,000 vest 50% each on December 29, 2013and 2014,150,000 options vest upon change of control, and100,000 options vest one third on August 7, 2013, 2014, and 2015.

(3)                           The unexercisable options of 20,000 vest upon change of control, 125,000 options vest one third on January 26, 2013, 2014, and 2015, and 150,000 options vest on August 7, 2013, 2014, and 2015.

(4)                           The restricted stock awards vested fully on July 3, 2010.

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2012 for services to our company.

Name	Fees Earned
Melvin K. Spigelman(1)	$46,625
John P. Brancaccio(2)	$57,125
Thomas H. Adams(3)	$46,125
Christopher McGuigan(4)	$43,750
Alan Joslyn(5)	$34,500

(1)           As of December 31, 2012, 212,590 stock options were outstanding, of which 179,336 were exercisable.

(2)           As of December 31, 2012, 173,442 stock options were outstanding, of which 138,188 were exercisable.

(3)           As of December 31, 2012, 151,996 stock options were outstanding, of which 119,992 were exercisable.

(4)           As of December 31, 2012, 154,405 stock options were outstanding, of which 121,901 were exercisable.

(5)           As of December 31, 2012, 108,003 stock options were outstanding, of which 60,249 were exercisable.

Employment Agreements and Change in Control Agreements

Gary S. Jacob, Ph.D.

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with us. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

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

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2012, he would have been entitled to receive a lump sum payment of $2,598,000, less applicable withholding.

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our Chairman, entered into a new consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base consulting fee per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the twelve months ended December 31, 2011, which payment does not terminate our indemnification liability.

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base consulting fee for the then remaining term of the agreement or twelve times the average monthly base consulting fee paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base consulting fee during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of consulting fee and bonus earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2012, he would have been entitled to receive a lump sum payment of $2,590,000 less applicable withholding.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance. The term of the agreement was effective as of January 20, 2011, continues until January 20, 2012 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 as of December 31, 2012 and $215,000 effective January 1, 2013. He is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2012, he would have been entitled to receive a lump sum payment of $313,146, less applicable withholding

Kunwar Shailubhai

On June 25, 2012, Kunwar Shailubhai entered into an amended and restated employment agreement with us, which amended his previous agreement dated April 6, 2004. In his new agreement, Mr. Shailubhai agreed to serve as Chief Scientific Officer and Executive Vice President. The term of the agreement continues until June 25, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Shailubhai’s base salary is currently $250,000 as of December 31, 2012 and $270,000 effective January 1, 2013. He is eligible to receive a cash bonus of up to 30% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Shailubhai’s death or permanent disability or if Mr. Shailubhai terminates his employment for good reason which includes a change of control, Mr. Shailubhai shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Shailubhai’s employment was terminated upon a change of control as of December 31, 2012, he would have been entitled to receive a lump sum payment of approximately $558,500, less applicable withholdings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 15, 2013 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Synergy Pharmaceuticals Inc., 420 Lexington Avenue, Suite 1609, New York, NY 10170.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Executive officers and directors:
Gabriele M. Cerrone	2,295,493	(2)	3.1
Gary S. Jacob, Ph.D.	1,370,186	(3)	1.8
Kunwar Shailubhai, Ph.D.	696,800	(4)	1.0
Bernard Denoyer	179,581	(5)	*
John Brancaccio	189,594	(6)	*
Chris McGuigan	121,901	(7)	*
Thomas Adams	119,992	(8)	*
Melvin K. Spigelman, M.D.	179,336	(9)	*
Alan F. Joslyn	60,249	(10)	*
All Officers and Directors as a Group (9 persons)	5,213,132	(11)	6.8
5% or greater holders:

R. Merrill Hunter	7,831,057	(12)	10.6

*less than 1%

(1)  Based on 73,388,287 shares outstanding on March 15, 2013.

(2)  Consists of 187,470 shares of common stock held by Mr. Cerrone, 932,033 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone, 880,373 shares of common stock held by Panetta Partners, Ltd and 295,617 shares of common stock issuable upon exercise of warrants held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta Partners, Ltd. and in such capacity exercises voting and dispositive control over securities owned by Panetta Partners, Ltd. despite him having only a small pecuniary interest in such securities.

(3)  Consists of 334,034 shares of common stock, 50,413 shares of common stock issuable upon exercise of warrants and 985,739 shares of common stock issuable upon exercise of stock options.

(4)  Consists of 88,017 shares of common stock, 12,788 shares of common stock issuable upon exercise of warrants and 595,995 shares of common stock issuable upon exercise of stock options.

(5)  Consists of 2,952 shares of common stock, 1,476 shares of common stock issuable upon exercise of warrants and 175,153 shares of common stock issuable upon exercise of stock options.

(6)  Includes 169,150 shares of common stock issuable upon exercise of stock options.

(7)  Consists of shares of common stock issuable upon exercise of stock options.

(8)  Consists of shares of common stock issuable upon exercise of stock options.

(9)  Consists of shares of common stock issuable upon exercise of stock options.

(10)  Consists of shares of common stock issuable upon exercise of stock options.

(11) Includes 3,339,548 shares of common stock issuable upon exercise of stock options and 360,294 shares of common stock issuable upon exercise of warrants.

(12) Includes 462,500 shares of common stock issuable upon exercise of warrants.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Synergy - Callisto Merger

On July 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto Pharmaceuticals, Inc., or Callisto, as amended on October 15, 2012. At the time, Callisto was our largest stockholder and a development stage biopharmaceutical company.

On January 17, 2013, we completed our acquisition of Callisto, pursuant to the Merger Agreement, as amended,. As a result of the merger, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of our common stock and the 22,295,000 shares of our common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the merger and exchanged such shares for shares of our common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of our common stock outstanding on the January 17, 2013 was assumed by us and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled.

In connection with the consummation of the merger, we issued a total of approximately 28,605,354 shares of our common stock to former Callisto stockholders in exchange for their shares of Callisto common stock. Each share of our common stock received in connection with the merger is subject to a lock-up beginning on January 17, 2013 and ending on the earlier of (i) twenty-four (24) months after such date, (ii) a Change in Control (as defined in the merger agreement), or (iii) our written consent, at our sole discretion, provided our consent shall apply to all shares issued pursuant to the merger.

Upon consummation of the merger, the related party balance due from Callisto, $3,305,636 as of December 31, 2012, was eliminated.

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our Chairman, entered into a new consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base consulting fee per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were $335,393 and $307,890, respectively.

Audit-Related Fees

There were no aggregate fees billed for the fiscal year ended December 31, 2012 and 2011 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2012 and December 31, 2011 for professional services rendered by our principal accountants for tax compliance were $23,921 and $22,650, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        List of Documents Filed as a Part of This Report:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2012, 2011 and 2010 and for the period November 15, 2005 (inception) to December 31, 2012	F-4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (inception) to December 31, 2012	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010 and for the period November 15, 2005 (inception) to December 31, 2012	F-6
Notes to Consolidated Financial Statements	F-7

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
1.2

Controlled Equity Offering Sales Agreement dated June 21, 2012 between Synergy Pharmaceuticals Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Form S-3 filed June 21, 2012).

2.1

Agreement and Plan of Merger dated February 10, 2012 between Synergy Pharmaceuticals, Inc., a Florida corporation and Synergy Pharmaceuticals Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 10-K filed March 15, 2012).

2.2

Agreement and Plan of Merger dated as of July 20, 2012 by and among Synergy Pharmaceuticals, Inc. and Callisto Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 23, 2012).

2.3

Amendment No. 1 to the Agreement and Plan of Merger dated as of October 15, 2012 by and among Synergy Pharmaceuticals Inc. and Callisto Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 16, 2012).

3.1	Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2012).

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 15, 2012).

4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*

4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*

4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).

4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).

4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 5, 2010).

4.6	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).

4.7	Form of Warrant in connection with October 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 6, 2011).

4.8	Form of Warrant in connection with October 14, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 14, 2011).

4.9	Form of Warrant in connection with November 17, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 15, 2011).

4.10	Amended and Restated Synergy Pharmaceuticals, Inc. Warrant Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2011).

4.11	Amended and Restated Synergy Pharmaceuticals, Inc. Unit Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2011).

10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

10.3	Executive Employment Agreement dated as of December 28, 2012 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob *

10.4	Consulting Agreement dated as of December 28, 2012 between Synergy Pharmaceuticals, Inc. and Gabriele M. Cerrone *

10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**

10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**

10.7	Asset Purchase Agreement dated August 17, 2012 between Synergy Pharmaceuticals Inc. and Bristol-Myers Squibb Company**

10.8	Executive Employment Agreement dated as of January 20, 2011 between Synergy Pharmaceuticals, Inc. and Bernard F. Denoyer (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 15, 2012)*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K filed April 15, 2009)

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: March 18, 2013	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President and Chief Executive Officer	March 18, 2013
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance	March 18, 2013
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ GABRIELE M. CERRONE	Chairman of the Board	March 18, 2013
Gabriele M. Cerrone

/s/ MELVIN K. SPIGELMAN	Director	March 18, 2013
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	March 18, 2013
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	March 18, 2013
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	March 18, 2013
John Brancaccio

/s/ CHRISTOPHER P. MCGUIGAN	Director	March 18, 2013
Christopher P. McGuigan

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the each of three years ended December 31, 2012, 2011, 2010 and for the period November 15, 2005 (inception) to December 31, 2012	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (Inception) to December 31, 2012	F-5
Consolidated Statements of Cash Flows for the each of three years ended December 31, 2012, 2011, 2010, and for the period November 15, 2005 (Inception) to December 31, 2012	F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012 and for the period from November 15, 2005 (inception) to December 31, 2012 and the related consolidated statements of changes in stockholders’ equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and for the period from November 15, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will continue to have large losses in the future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 18, 2013

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$12,416	$13,245
Available-for-sale securities	20,086	—
Prepaid expenses and other current assets	1,547	1,063

Total Current Assets	34,049	14,308

Property and equipment, net	30	6
Security deposits	20	14
Due from Callisto Pharmaceuticals, Inc.	3,306	1,542

Total Assets	$37,405	$15,870

Current Liabilities:
Accounts payable	$5,255	$1,416
Accrued expenses	2,060	1,331

Total Current Liabilities	7,315	2,747
Derivative financial instruments, at estimated fair value-warrants	5,258	3,325

Total Liabilities	12,573	6,072

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares at December 31, 2012 and 2011, none outstanding.	—	—
Common stock, par value of $.0001. Authorized 100,000,000 shares at December 31, 2012 and 2011. Issued and outstanding 66,621,832 and 54,279,906 shares at December 31, 2012 and 2011, respectively	7	6
Additional paid-in capital	133,878	79,401
Deficit accumulated during development stage	(109,053)	(69,609)

Total Stockholders’ Equity	24,832	9,798

Total Liabilities and Stockholders’ Equity	$37,405	$15,870

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,			For the period November 15, 2005 (inception) to
	2012	2011	2010	December 31, 2012
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	29,294	13,419	9,559	57,707
Purchased in-process research and development	1,000	—	—	29,157
General and administrative	7,941	6,745	6,562	27,585

Loss from Operations	(38,235)	(20,164)	(16,121)	(114,449)
Other Income /(Loss)
Interest and investment income	218	90	109	496
Interest expense	—	(12)	—	(12)
Other income	506	362	494	1,363
Change in fair value of derivative instruments—warrants	(1,933)	5,257	297	3,621
Total Other Income/(loss)	(1,209)	5,697	900	5,468
Loss from Continuing Operations	(39,444)	(14,467)	(15,221)	(108,981)
Loss from discontinued operations	—	—	—	(72)

Net loss	$(39,444)	$(14,467)	$(15,221)	$(109,053)

Weighted Average Common Shares Outstanding
Basic and Diluted (restated for stock split)	61,702,277	47,598,240	44,875,356

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.64)	$(0.30)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7	(5)	—	2
Sale of common stock	6,850,000	1	17	—	18
Net loss for the year	—	—	—	—	—

Balance, December 31, 2005	82,540,608	8	12	—	20
Net loss for the year	—	—	—	(20)	(20)

Balance, December 31, 2006	82,540,608	8	12	(20)	—
Capital contribution by shareholders	—	—	9	—	9
Net loss for the year	—	—	—	(20)	(20)

Balance, December 31, 2007	82,540,608	8	21	(40)	(11)
Cancellation of unregistered founder shares	(74,990,604)	(7)	7	—	—
Common stock issued via Exchange Transaction	22,732,380	3	27,277	—	27,280
Common stock issued via private placement—	2,520,833	—	3,025	—	3,025
Fees and expenses related to private placements	—	—	(73)	—	(73)
Stock based compensation expense	—	—	380	—	380
Net loss for the period	—	—	—	(31,757)	(31,757)

Balance, December 31, 2008	32,803,217	4	30,637	(31,797)	(1,156)
Common stock issued via private placements	11,407,213	1	15,969	—	15,970
Fees and expenses related to private placements	—	—	(260)	—	(260)
Common Stocks Issued for services rendered	1,250	—	2	—	2
Stock based compensation expense	—	—	1,052	—	1,052
Net loss for the period	—	—	—	(8,124)	(8,124)

Balance, December 31, 2009	44,211,680	5	47,400	(39,921)	7,484
Common stock issued via registered direct offering and private placement	1,209,000	—	7,179	—	7,179
Fees and expenses related to direct offering	—	—	(468)	—	(468)
Warrants reclassified to derivative liability	—	—	(3,785)	—	(3,785)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	—	—	—	—
Common stock Issued for services rendered	2,469	—	18	—	18
Stock based compensation expense	—	—	694	—	694
Net loss for the period	—	—	—	(15,221)	(15,221)

Balance, December 31, 2010	46,094,082	5	51,038	(55,142)	(4,099)
Common stock issued via registered direct offerings and private placements	7,733,093	1	34,368	—	34,369
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148)	—	(2,148)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	—	—	—	—
Warrants classified to derivative liability - net	—	—	(5,094)	—	(5,094)
Common stock issued to make whole certain unregistered shares	215,981	—	—	—	—
Exercise of warrant	80,000	—	415	—	415
Common stock issued for services rendered	79,000	—	341	—	341
Stock based compensation expense	—		481	—	481
Net loss for the period	—	—	—	(14,467)	(14,467)

Balance, December 31, 2011	54,279,906	6	79,401	(69,609)	9,798
Common stock issued via registered direct offering	12,315,654	1	55,861	—	55,862
Fees and expenses related to financing transactions — paid in cash	—	—	(3,774)	—	(3,774)
Common stock issued for services rendered	26,272	—	93	—	93
Stock based compensation expense	—	—	2,297	—	2,297
Net loss for the period	—	—	—	(39,444)	(39,444)

Balance, December 31, 2012	66,621,832	$7	$133,878	$(109,053)	$24,832

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,			Period from November 15, 2005 (Inception) to
	2012	2011	2010	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$(39,444)	$(14,467)	$(15,221)	$(109,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2	2	10
Loss on disposal of property and equipment	2	—	—	2
Stock-based compensation expense	2,515	822	712	5,484
Accretion of discount/premium on investment securities	(86)	—	—	(86)
Purchased in-process research and development	—	—	—	28,157
Change in fair value of derivative instruments—warrants	1,933	(5,257)	(297)	(3,621)
Changes in operating assets and liabilities:
Security deposit	(5)	—	—	(20)
Accounts payable and accrued expenses	4,442	(2,265)	3,286	6,467
Prepaid expenses and other current assets	(484)	(66)	64	(1,547)

Total Adjustments	8,319	(6,764)	3,767	34,846

Net Cash used in Operating Activities	(31,125)	(21,231)	(11,454)	(74,207)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	—	(155)
(Loans to) /Repayment from related parties	(1,764)	133	(702)	(3,306)
Purchases of available-for-sale securities	(20,000)			(20,000)
Additions to property and equipment	(28)			(42)
Net Cash (used in) /provided by Investing Activities	(21,792)	133	(702)	(23,503)

Cash Flows From Financing Activities:
Capital contribution by shareholders	—	—	—	9
Issuance of common stock	—	—	—	2
Proceeds of sale of common stock	55,862	34,369	7,179	116,406
Proceeds from exercise of warrants	—	415	—	415
Proceeds from sale of unregistered common stock to founders	—	—	—	18
Fees and expenses related to sale of common stock	(3,774)	(2,148)	(468)	(6,724)
Net Cash provided by Financing Activities	52,088	32,636	6,711	110,126
Net increase (decrease) in cash and cash equivalents	(829)	11,538	(5,445)	12,416
Cash and cash equivalents at beginning of period	13,245	1,707	7,152	—

Cash and cash equivalents at end of period	$12,416	$13,245	$1,707	$12,416

Supplementary disclosure of cash flow information:
Cash paid for taxes	$50	$38	$31	$140
Supplementary disclosure of non-cash investing and financing activities:
Value of warrants classified to derivative liability-net	$—	$5,094	$3,785	$8,879
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$—	$3,235	$3,235

Cash flow activities for the period inception to December 31, 2012 include discontinued operations of Synergy’s pet food business prior to July 14, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Synergy Pharmaceuticals Inc. (“Synergy” or the “Company”) is a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Its lead product candidate is plecanatide (formerly called SP-304), a guanylyl cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CIC is primarily characterized by constipation symptoms but a majority of these patients report experiencing bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. Synergy is also developing SP-333, its second generation GC-C receptor agonist for the treatment of gastrointestinal inflammatory diseases, such as ulcerative colitis, or UC.

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

On September 14, 2012, Synergy entered into a binding letter of intent (the “LOI”) with Ironwood Pharmaceuticals, Inc. (“Ironwood”) pursuant to which Synergy and Ironwood agreed to enter into a definitive license agreement giving Synergy an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of CC and IBS-C. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, with the exception that Synergy retains the right to challenge Ironwood’s method of use patent on plecanatide.

2. Basis of Presentation and Going Concern

On July 14, 2008, Pawfect Foods Inc. (“Pawfect”), a Florida corporation incorporated on November 15, 2005, acquired 100% of the common stock of Synergy Pharmaceuticals Inc., a Delaware corporation incorporated on September 11, 1992, and its wholly-owned subsidiary, Synergy Advanced Pharmaceuticals, Inc., (collectively “Synergy-DE”), under the terms of an Exchange Agreement among Pawfect, Callisto Pharmaceuticals, Inc. (“Callisto”), Synergy-DE, and certain other holders of Synergy-DE common stock (“Exchange Transaction”). For a more detailed discussion of this Exchange Transaction, see Note 3, Acquisition and Stockholders’ Equity (Deficit) below.

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

On February 14, 2012, Synergy Pharmaceuticals, Inc., entered into an agreement and plan of merger with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the merger agreement, Synergy merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of Synergy upon the effective date of the merger became the directors and officers of Synergy-DE.

These consolidated financial statements include Synergy Pharmaceuticals Inc., a Delaware corporation, and subsidiaries: (1) Synergy Advanced Pharmaceuticals, Inc. and (2) IgX, Ltd (Ireland—inactive) (henceforth “Synergy”). All intercompany balances and transactions have been eliminated. These consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Synergy’s independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in Synergy’s ability to continue as a going concern without additional capital becoming available. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 29, 2011 Synergy filed an amendment to its amended and restated articles of incorporation pursuant to which Synergy affected a one for two (1:2) reverse stock split on its authorized and issued and outstanding shares of Common Stock effective on November 30, 2011.  All share and per share information has been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented, (e.g. inception November 15, 2005).

As of December 31, 2012, Synergy had an accumulated deficit of approximately $109,053,000 and expects to incur significant and increasing operating losses for the next several years as the Company continues to expand its research and development and clinical trials of plecanatide for the treatment of GI diseases and disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was approximately $31,125,000 for the twelve months ended December 31, 2012. As of December 31, 2012, Synergy had approximately $12,416,000 of cash and cash equivalents and $20,086,000 in available for sale securities. During the twelve months ended December 31, 2012, Synergy incurred net losses from operations of approximately $38,235,000. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock. Net cash provided by financing activities for the twelve months ended December 31, 2012 was approximately $52,088,000. As of December 31, 2012 Synergy had a working capital of approximately $26,734,000.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2012, the amount of cash and cash equivalents was approximately $12 million and consists of checking accounts, short-term money market funds held at U.S. commercial banks. As of December 31, 2011, the amount of cash and cash equivalent was approximately $13 million and consists of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalent may exceed federally insured limits.

The Company’s marketable securities as of December 31, 2012 consist of $20 million in U.S. Treasury securities and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities.  As of December 31, 2012, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the year ended December 31, 2012. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2012, the Company did not recognize any impairment charges. As of December 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired. There was no investment in marketable securities for the year ended December 31, 2011.

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

Financial instruments consist of cash and cash equivalents, marketable securities, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except derivative instruments which are marked to market at the end of each reporting period.

Property, equipment and depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 2 to 5 years for equipment and furniture and fixtures. Leasehold improvements are depreciated over the remaining useful life of the lease. Expenditures for repairs and maintenance are charged to operations as incurred. Synergy periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable.

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

Research and Development

Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $926,380 as of December 31, 2012, as compared to $577,745 as of December 31, 2011, for nonrefundable pre-payments for production of drug substance, analytical testing services for its drug candidates, and clinical trials. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share , (“ASC Topic 260”) for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2012, 2011 and 2010 the effect of  9,734,268, 5,964,039, and 4,302,008, respectively, outstanding stock options and 5,647,203, 5,597,203, and 728,469 respectively, outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

Recent Accounting Pronouncements

There are no recent accounting pronouncements affecting the Company.

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

On July 14, 2008, Synergy discontinued its pet food business and exclusively focused on continuing the development of drugs to treat GI disorders and diseases acquired in connection with the Exchange Transaction.

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

During the twelve months ended December 31, 2009 Synergy sold 11,407,213 shares of unregistered common stock at $1.40 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $15,970,100. There were no warrants issued in connection with these transactions. Synergy incurred $260,002 in fees to selling agents and attorneys in connection with these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up until August 15, 2010 and Synergy agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until February 15, 2011. In accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the price protection provisions are embedded derivatives that require bifurcation and recognition at fair value in the Company’s financial statements. The Company has determined that the fair value of the derivatives is de minimus.

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

From May 2 to May 23, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $2,499,999 in a registered direct offering.  The Company issued to the investors 416,667 shares of its common stock and warrants to purchase

416,667 shares of common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years, are exercisable at $4.25 per share and the exercise price is protected, in the event of subsequent equity sales at a lower price, for a period of two years from issuance.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.  These liabilities in the amount of $725,000 were reclassified on December 19, 2011 to additional paid in capital.

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

On October 19, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 136,912 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds from the sale of the Units were $581,876. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC

Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. Synergy was listed on NASDAQ on December 1, 2011. This listing removed the condition which required these warrants to be treated as derivative liabilities.

On October 28, 2011, we entered into securities purchase agreements with various investors for the sale of 117,647 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to us from the sale of the Units were $500,000. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance due to price protection features and marked to market on a quarterly basis. Synergy was listed on NASDAQ on December 1, 2011. This listing removed the condition which required these warrants to be treated as derivative liabilities

The October warrants relating to the 2011 fundraising in the amount of $593,296 were reclassed from liabilities to additional paid in capital upon listing of the NASDAQ.

On November 14, 2011, Synergy entered into a securities purchase agreement with certain accredited investors for the sale of 1,328,941 units in a private placement, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The gross proceeds from the sale of the Units were $5,648,000. The purchase price paid by the investors was $4.25 per Unit. The Warrants expire after five years and are exercisable at $5.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the investor warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

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

During the twelve months ended December 31, 2011, Synergy issued a total of 79,000 shares of common stock in payment for legal, consulting and scientific advisory services rendered.  The fair value of these shares totaled $341,295 which amount has been reflected in our statement of operations for the year ended December 31, 2011.

On January 29, 2012 Synergy issued 26,272 unregistered shares of common stock to its corporate counsel for professional services rendered. The shares had a fair value on the date of issuance of $3.53 per share and $92,663 was recorded as legal expense during the year ended December 31, 2012.

On February 14, 2012, Synergy entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, the Company merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of the Company upon the effective date of the merger shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger was the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware on February 16, 2012.

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

On June 21, 2012, Synergy entered into a controlled equity sales agreement with a placement agent (“Agent”) and agreed that Synergy may issue and sell through the Agent, up to $30,000,000 of common stock of the Company. From October 8, 2012 through December 31, 2012, Synergy sold 815,654 shares of common stock with gross proceeds of $4,111,802, at an average selling price of $5.04 per share. Selling agent fees totaled $123,385 on these sales. Synergy incurred $10,000 to attorneys’ fee in connection with this transaction.

On January 15, 2013, the number of authorized shares of common stock increased from 100,000,000 to 200,000,000.

Synergy - Callisto Merger

On July 20, 2012, Synergy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto.  Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, we and Callisto will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and we will continue as the surviving corporation of the Merger.  Callisto was our largest shareholder and a development stage biopharmaceutical company.

On October 15, 2012, Synergy entered into Amendment No. 1 to the above Agreement and Plan of Merger, dated July 20, 2012 with Callisto.  Pursuant to the Amendment, the parties agreed to, among other things, (i) increase the exchange ratio from .17 to .1799 and (ii) change the lock-up provision such that each share of our common stock received in connection with the Merger shall be subject to a lock-up beginning on the effective date of the Merger and ending on the earlier of (i) twenty-four (24) months after such date, (ii) a Change in Control (as defined in the Merger Agreement), or (iii) our written consent, at our sole discretion, provided our consent shall apply to all shares of our common stock issued pursuant to the Merger.

On July 23, 2012, Synergy paid $207,905 and on October 16, 2012, Synergy paid $74,945, to an investment bank in regards to a fairness opinion, from a financial point of view, of the Synergy shares to be issued to Callisto shareholders, in connection with the Merger with Callisto.  These costs were reflected in Synergy’s statement of changes in stockholder’s equity/ (deficit) as costs of capital during the twelve months ended December 31, 2012.

The consummation of the Merger was subject to various customary closing conditions, including but not limited to, (i) approval by Callisto’s and our stockholders, (ii) the Registration Statement on Form S-4 shall have been declared effective by the SEC and (iii) the shares of our common stock to be issued in the Merger shall have been approved for listing on The NASDAQ Capital Market. As of January 15, 2013, all of these conditions were met.

On January 17, 2013, we completed our acquisition of Callisto Pharmaceuticals, pursuant to the Merger Agreement.  As a result of the Merger, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of our common stock and the 22,295,000 shares of our common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the Merger and exchanged such shares for shares of the Company’s common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of our common stock outstanding on January 17, 2013 was assumed by us and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled. Upon consummation of the Merger the related party balance due from Callisto, $3,305,636 as of December 31, 2012, was eliminated.  In connection with the consummation of the Merger, we issued a total of approximately 28,605,354 shares of its common stock to former Callisto stockholders in exchange for their shares of Callisto common stock.

As Callisto does not meet the input, process and output definition of a business under ASC 805, the merger will not be accounted for as a business combination. The merger is expected to be accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto is the result of a discount associated with the restricted nature of our shares to be received by Callisto shareholders. Therefore, considering this discount, the share exchange has been determined to be equal from a fair value stand point. Upon the effective date of the Merger, we will account for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million. Our financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Callisto.

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

Synergy adopted the 2008 Equity Compensation Incentive Plan (the “Plan”) during the quarter ended September 30, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy did not issue stock options prior to the quarter ended September 30, 2008. On January 17, 2013, Synergy amended its 2008 Equity Compensation Incentive Plan and increased the number of shares of its common stock reserved for issuance under the Plan from 7,500,000 to 15,000,000.

Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follows:

	Years Ended December 31,			November 15, 2005 (inception) to
	2012	2011	2010	December 31, 2012
	(dollars in thousands)

Employees—included in research and development	$975	$107	$188	$1,602
Employees—included in general and administrative	635	93	210	1,409

Subtotal employee stock based compensation	1,610	200	398	3,011
Non-employees—included in research and development	128	73	52	296
Non-employees—included in general and administrative	777	549	262	2,177

Subtotal non-employee stock based compensation	905	622	314	2,473

Total stock-based compensation expense	$2,515	$822	$712	$5,484

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2012.

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.85%-1.5%	0.88%-1.25%	2.31%-2.71%
Dividend yield	—	—	—
Expected volatility	60%	70%	90%
Expected term (in years)	6.0 yrs.	6.0 yrs.	6.0 yrs.

Risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of Synergy stock and management’s estimate.

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

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted for the years ended December 31, 2012, 2011 and 2010 estimated as of the grant date using the Black-Scholes option valuation model was $2.38, $2.09 and $6.77 per share, respectively.

The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2012  was approximately $ 9,201,000. The December 31, 2012 balance is expected to be recognized over a weighted-average remaining vesting period of approximately 3 years.

On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 7,500,000 shares, after a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

On January 17, 2013, Synergy amended its 2008 Equity Compensation Incentive Plan and increased the number of shares of its common stock reserved for issuance under the Plan from 7,500,000 to 15,000,000. As of December 31, 2012 there were no stock options outstanding under the Plan and no stock options available for future issuance under the Plan.

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

	Number of Options(1)	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)
Balance outstanding, January 1, 2010	2,107,008	$0.50-1.90	$0.61	$22,320
Granted (2)	2,232,500	$1.40	$1.40
Exercised	—	—	—
Forfeited	(37,500)	$1.40	$1.40
Balance outstanding, January 1, 2011	4,302,008	$0.50-1.90	$1.04	$25,763
Granted	1,807,000	$3.35-4.30	$3.50
Exercised	—	—	—
Forfeited	(144,969)	$0.50-1.40	$1.04

Balance outstanding, December 31, 2011	5,964,039	$0.50-4.30	$1.77	$6,027
Granted	3,875,229	$3.40-5.20	$4.29
Exercised	—	—	—
Forfeited	(105,000)	$3.40-4.38	$4.10

Balance outstanding, December 31, 2012	9,734,268	$0.50-5.20	$2.75	$24,482

Exercisable at December 31, 2012	2,726,302	$0.50-5.20	$1.42	$10,464

(1)         Number of shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

(2)         Contingent vesting upon change of control. The Fair Value at the date of grant was approximately $30,244,000 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

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

5. Income Taxes

At December 31, 2012, Synergy-DE has net operating loss carry forwards (“NOLs”) aggregating approximately $94 million, which, if not used, expire beginning in 2013 through 2032. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Synergy’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2012. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

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

Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2012. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.

On July 14, 2008, Synergy engaged in a tax-free reorganization pursuant to the Internal Revenue Code Section 368(a)(1)(B) thereby acquiring 100% of shares in Synergy-DE, from Callisto, , and other restricted holders of Synergy-DE shares, in exchange for 22,732,380 shares of the Company’s common stock (or approximately 70% of the Company’s outstanding common stock). The transaction was characterized as a tax-free type “B” reorganization resulting in no gain or loss recognition to the Company, for federal tax purposes.

Synergy periodically files for and receives certain federal, state and local research and development tax credits. The following are reported as other income in the Company’s statement of operations for the years indicated: ($ in thousands)

Year	Federal Qualifying Therapeutic Discovery Project	New York State QETC Credit	New York City Biotechnology Tax Credit	Total
2010	$244	—	$250	$494
2011	—	246	116	362
2012	—	256	250	506
Total	$244	$502	$616	$1,362

6. Commitments and Contingencies

Employment and Consulting Agreements

Gary S. Jacob, Ph.D.

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with Synergy. This agreement is substantially similar to the previous Synergy employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

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

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our Chairman, entered into a new consulting agreement with Synergy. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base consulting fee per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees we contract to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 we achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the twelve months ended December 31, 2011, which payment does not terminate the Company’s indemnification liability.

If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base consulting fee for the then remaining term of the agreement or twelve times the average monthly base consulting fee paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base consulting fee during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of consulting fees and bonus earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with Synergy in which he agreed to serve as Senior Vice President, Finance.  The term of the agreement was effective as of January 20, 2011, continues until January 20, 2012 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 as of December 31, 2012 and $215,000 effective January 1, 2013.  He is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination.

Kunwar Shailubhai

On June 25, 2012, Kunwar Shailubhai entered into an amended and restated employment agreement with us, which amended his previous agreement dated April 6, 2004. In his new agreement, Mr. Shailubhai agreed to serve as Chief Scientific Officer and Executive Vice President. The term of the agreement continues until June 25, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Shailubhai’s base salary is currently $250,000 as of December 31, 2012 and $270,000 effective January 1, 2013. He is eligible to receive a cash bonus of up to 30% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Shailubhai’s death or permanent disability or if Mr. Shailubhai terminates his employment for good reason which includes a change of control, Mr. Shailubhai shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination.

Lease agreements

Synergy’s corporate headquarters located at 420 Lexington Avenue, New York, was subject to a lease which has a monthly rate of $16,000 and expired on March 31, 2012.  This facility was provided to Synergy under a space sharing arrangement with Callisto.  On March 30, 2012 Synergy assumed the Callisto lease and extended this lease through March 31, 2014, at a monthly rate of approximately $19,000. On August 28, 2012 Synergy entered into a Lease Modification, Substitution of Space and Extension Agreement with SL Green Graybar Associates.  Under the new lease we will be moving our corporate headquarters and clinical development offices to a larger office space on the 20th floor of 420 Lexington Avenue. The new lease has a monthly rate of approximately $35,000 and expires March 31, 2019.  Synergy expects to move in first half of 2013.

Synergy also occupies a small laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 Synergy extended this lease through December 31, 2013, at a monthly rate of $2,800.

Clinical Research Organization arrangements

The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent payments aggregate to approximately $19 million.

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2012.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$2,752	$532	$805	$1,301	$114
Purchase obligations—principally employment and consulting services(1)	6,060	1,971	2,792	1,297	—
Purchase Obligations—Major Vendors(2)	19,380	19,380	—	—	—
Total obligations	$28,192	$21,883	$3,597	$2,598	$114

(1) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2012.

Litigation

On August 9, 2012, a purported stockholder class action complaint was filed in the Supreme Court for the State of New York, captioned Shona Investments v. Callisto Pharmaceuticals, Inc., et al., Civil Action No. 652783/2012. The complaint names as defendants, Callisto, each member of the Board of Callisto (the “Individual Defendants “) and Synergy. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that Synergy aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs. Callisto and Synergy believe the plaintiffs’ allegations lack merit and will contest them.

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

On or about November 2, 2012, counsel for the Delaware Plaintiff reached an agreement with Counsel for Plaintiff in the New York action by which the Plaintiffs from the two cases agreed to conduct preliminary injunctive proceedings and discovery related thereto in the New York action only, and during the pendency of which the plaintiff in the Delaware action would effectively stay any prosecution of its case. The parties have discussed the scope of preliminary discovery and document production.

There can be no assurance as to the outcome of these proceedings.

7. Research and Development Expense

Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring and clinical trial insurance.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $926,380 as of December 31, 2012, as compared to $577,745 as of December 31, 2011, for nonrefundable pre-payments for production of drug substance, analytical testing services for its drug candidates, and clinical trials. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

In addition, on August 17, 2012, Synergy signed an Asset Purchase Agreement with Bristol-Myers Squibb Company (“BMS”) and acquired certain assets related to FV-100, an orally available nucleoside analog, currently being developed for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the Agreement provide for an initial base payment of $1 million, subsequent milestone payments covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

The FV-100 assets acquired from BMS include (i) an exclusive license to the patent portfolio and (ii) all historical research and clinical study protocols, data and results.  Both of these intangible assets enable Synergy to continue the clinical development in future trials and ultimately have the freedom to operate (“FTO”) should FDA approval be achieved. Synergy believes the intangible assets purchased from BMS are limited exclusively to the future development of FV-100 for the treatment of shingles.  ASC Topic 350-30-25-2(c) requires that the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. Accordingly, Synergy charged the $1,000,000 base payment to purchased in-process research and development expense during the twelve months ended December 31, 2012.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of our common stock in the year ended December 31, 2012 and prior years must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2012 and December 31, 2011 were:

	Year ended December 31, 2012	Year ended December 31, 2011
Fair value of Synergy common stock	$4.05-$5.26	$3.50 - $9.04
Expected warrant term	5-7 years	4-7 years
Risk-free interest rate	0.23%-1.33%	0.36% - 2.22%
Expected volatility	60%	70%-90%
Dividend yield	0%	0%

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

Certain of Synergy’s warrants issued during the twelve months ended December 31, 2012 contained a price protection clause which variable exercise price required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2012 was as follows:

	Year ended December 31,
	2012	2011
Estimated fair value of Synergy common stock	$3.28-$4.53	$2.71-$5.02	(*)
Expected warrant term	4.13-4.63 years	5-7 years
Risk-free interest rate	0.62%-1.04%	0.90%-2.64%
Expected volatility	60%	70%-90%
Dividend yield	0%	0%

(*) Restated for 1:2 reverse stock split effective November 30, 2011.

In the Binomial model, the assumption for estimated fair value of the stock is the closing market price of the Company’s common stock on the date of warrant issuance and end of each reporting period the derivative instruments are marked to market, adjusted for small discounts experienced in recent registered direct offerings. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2010	Balance of derivative financial instruments liability	728,469	$3,487
3/31/2011	Fair value of new warrants issued during the quarter	210,000	1,313
3/31/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	339
3/31/2011	Balance of derivative financial instruments liability	938,469	5,139
6/30/2011	Fair value of new warrants issued during the quarter	611,207	2,608
6/30/2011	Exercise of warrants during the quarter	(80,000)	(486)
6/30/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	698
6/30/2011	Balance of derivative financial instruments liability	1,469,676	7,959
9/30/2011	Fair value of new warrants issued during the quarter	40,458	285
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	(4,383)
9/30/2011	Balance of derivative financial instruments liability	1,510,134	3,861
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	3,082
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	(1,707)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	(1,911)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	3,325

3/31/2012	Fair value of new warrants issued during the quarter	—	—
3/31/2012	Change in fair value of warrants during the quarter	—	(8)

3/31/2012	Balance of derivative financial instruments liability	2,265,160	3,317
6/30/2012	Warrants classified to derivative liability during quarter	112,500	169
6/30/2012	Change in fair value of warrants during the quarter	—	1,317
6/30/2012	Balance of derivative financial instruments liability	2,377,660	4,803
9/30/2012	Fair value of new warrants issued during the quarter	—	—
9/30/2012	Change in fair value of warrants during the quarter	—	(140)

9/30/2012	Balance of derivative financial instruments liability	2,377,660	4,663
12/31/2012	Fair value of new warrants issued during the quarter	—	—
12/31/2012	Change in fair value of warrants during the quarter	—	764
12/31/2012	Reclass of derivative liability to equity during the quarter	(112,500)	(169)
12/31/2012	Balance of derivative financial instruments liability	2,265,160	$5,258

(1)          Number of warrants outstanding represented above reflect a retroactive effect of a one for two (1:2) reverse stock split effective on November 30, 2011.

9. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and December 31, 2012:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$—	$—	$3,325	$3,325	$—	$—	$5,258	$5,258

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended December 31, 2012 and December 31, 2011:

($ in thousands)

Description	Balance at December 31, 2010	Fair value of warrants exercised and reclassified to additional paid in capital	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2011	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$3,487	$(2,193)	$7,288	$(5,257)	$3,325	$—	$1,933	$5,258

The gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

10. Property and Equipment

Property and equipment consists of leasehold improvements, which are recorded at cost. The Company will depreciate the costs when the property is placed into service, using the straight-line method over the remaining term of the underlying lease.

Property and equipment also includes laboratory, testing and computer equipment, and furniture and fixtures, which consist of office furniture. Both are stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2012, 2011, 2010 and from November 15, 2005 (inception) to December 31, 2012 were approximately $2,000, $2,000, $2,000 and $10,000, respectively.

($ in thousands)

	December 31, 2012	December 31, 2011
Furniture and fixtures	$39	$39
Machinery and equipment	12	12
Leasehold improvement	26	—
Less accumulated depreciation	(47)	(45)

Property and equipment, net	$30	$6

11. Related Parties

As of December 31, 2012, Synergy’s principal shareholder, Callisto, owns 34% of its outstanding shares.

As of December 31, 2012, Synergy had advanced Callisto $3,305,636, which is Callisto’s share of Synergy payments for common operating costs since July 2008. This indebtedness is evidenced by an unsecured promissory note which bears interest at 6% per annum. Interest income earned on this note totaled approximately $148,000 and $84,000 during the twelve months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and December 31, 2011, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

($ in thousands)

	December 31, 2012	December 31, 2011
Rent, utilities, and property taxes	$123	$90
Insurance and other facilities related overhead	344	250
Independent accountants and legal	935	510
Financial printer and transfer agent fees	427	217
Salaries and consulting fees	344	289
Income Taxes	325	—
Merger fairness opinion	270	—
Working capital advances, net of repayments	538	186
Total due from Callisto	$3,306	$1,542

Upon consummation of the Merger the related party balances due from Callisto was eliminated and charged to Synergy’s equity (See Note 3. above).

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	5,338	7,626	7,245	9,085
Purchased in-process research and development	—	—	1,000	—
General and administrative	1,732	1,919	1,843	2,447
Loss from operations	(7,070)	(9,545)	(10,088)	(11,532)

Other income	—	256	—	250
Interest and investment income	39	48	63	68
Change in fair value of derivative instruments—warrants	8	(1,317)	140	(764)
Total Other Income/ (Loss)	47	(1,013)	203	(446)
Net Loss	$(7,023)	$(10,558)	$(9,885)	$(11,978)

Weighted average common shares outstanding—basic and diluted	54,298,079	60,416,068	65,806,178	66,194,306
Net loss per Common Share, basic and diluted(a):	$(0.13)	$(0.17)	$(0.15)	$(0.18)

(a)   Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	1,478	2,355	3,883	5,703
General and administrative	1,897	1,524	1,103	2,222
Loss from operations	(3,375)	(3,879)	(4,986)	(7,925)
Other income	—	—	—	362
Interest and investment income	24	20	20	26
Interest expense	(12)	—	—	—
Change in fair value of derivative instruments—warrants	(339)	(698)	4,383	1,911
Total Other Income/(Loss)	(327)	(678)	4,403	2,299
Net Loss	$(3,702)	$(4,557)	$(583)	$(5,626)

Weighted average common shares outstanding—basic and diluted (a)	46,167,416	46,642,901	47,308,946	48,657,013
Net loss per common share—basic and diluted(b):	$(0.08)	$(0.10)	$(0.01)	$(0.12)

(a)   Weighted average common shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

(b)   Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

13. Subsequent Events

On January 17, 2013, Synergy completed its acquisition of Callisto, pursuant to the Merger Agreement, as amended (see Note 3).  As a result of the Merger, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of Synergy common stock and the 22,295,000 shares of common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by Synergy and converted into a stock option to purchase the number of shares of Synergy’s common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the Merger and exchanged such shares for shares of the Company’s common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of Synergy’s common stock outstanding on January 17, 2013 was assumed by Synergy and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled.

In connection with the consummation of the Merger, Synergy issued a total of approximately 28,605,354 shares of its common stock to former Callisto stockholders in exchange for their shares of Callisto common stock. Each share of Synergy’s common stock received in connection with the Merger will be subject to a lock-up beginning on January 17, 2013 and ending on the earlier of (i) twenty-four (24) months after such date, (ii) a Change in Control (as defined in the merger agreement), or (iii) written consent of Synergy, at Synergy’s sole discretion, provided Synergy’s consent shall apply to all shares issued pursuant to the Merger.

As Callisto does not meet the definition of a business under ASC 805, the merger will not be accounted for as a business combination. The merger is expected to be accounted for as a recapitalization of Synergy, affected through exchange of Callisto shares for Synergy shares, and the cancellation of Synergy shares held by Callisto. The excess of Synergy shares issued to Callisto shareholders over the Synergy shares held by Callisto is the result of a discount associated with the restricted nature of the Synergy shares to be received by Callisto shareholders. Therefore, considering this discount, the share exchange has been determined to be equal from a fair value stand point. Upon the effective date of the Merger, Synergy will account for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million. Synergy’s financial statements will not be restated retroactively to reflect the historical financial position or results of operations of Callisto.

From January 1, 2013 through March 18, 2013, Synergy sold 758,093 shares of common stock with gross proceeds of $4,670,861, at an average selling price of $6.16 per share, pursuant to the June 2012 controlled equity sales agreement with a placement agent (footnote 3). Selling expenses totaled $140,126.