Form 10-K
period 2013-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2014-03-17
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2013

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

(212) 297-0020

(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market

Common Stock, $0.0001 par value	The NASDAQ Global Select Market

Warrants to purchase Common Stock	The NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $337,327,615 as of June 30, 2013, based upon the closing price on the NASDAQ Global market reported for such date.

The number of the registrant’s shares of common stock outstanding was 93,567,673 as of March 16, 2014.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

FORM 10-K

i

PART I

This Report on Form 10-K for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylate cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant- irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CIC is primarily characterized by constipation symptoms but a majority of these patients report experiencing straining, bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, a second generation GC-C receptor agonist for the treatment of inflammatory bowel diseases, such as ulcerative colitis, or UC.

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

Phase 3 Clinical Trial for CIC

On November 13, 2013, we announced the start of the first of two planned pivotal phase 3 clinical trials to confirm the safety and efficacy of plecanatide in adult patients with CIC.

The pivotal phase 3 trial is a randomized, double-blind, clinical trial to compare a 12-week regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study will be conducted at approximately 180 sites in the United States and Canada and is expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

Phase 2b Clinical Trial for IBS-C

In addition to CIC, plecanatide is also being developed to treat IBS-C. IBS, which is one of the most commonly diagnosed GI illnesses in the United States, is generally characterized by symptoms of abdominal pain or discomfort such as cramping, bloating, gas, and constipation or diarrhea or both. IBS-C is the subtype of IBS that plecanatide is being developed to treat and is characterized by abdominal pain associated with infrequent bowel movement and hard or lumpy stool. As many as 1 in 6 or up to 50 million adult Americans suffer from IBS. About 13 million of them suffer from the IBS-C subtype.

IBS-C profoundly impacts patients’ physical, social and working lives. A quarter of patients describe their abdominal pain as constant. Fewer than 1 in 10 patients say they are satisfied with available IBS-C treatments. Healthcare systems spend billions of dollars annually to diagnose and treat this disorder. In the U.S., the annual cost of IBS-C treatment is estimated to be as much as $26 billion in direct medical costs (doctor and hospital visits, diagnostic procedures, etc.)

On December 27, 2012, we commenced a Phase2b clinical trial of plecanatide to treat patients with IBS-C. This study is currently being conducted at 70 sites in the U.S., and was planned to enroll 350 patients. To qualify for enrollment, patients were required to meet the Rome III criteria for IBS-C as modified for this study.  Abdominal pain is a major part of this syndrome and patients need to have pain scores of 3 or more (on a scale of 0 to 10) for 3 days in each of the two pre-treatment weeks to qualify for the trial. Qualified patients were being randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks, and are seen at the clinical site once a month during the study. At the end of treatment, patients are followed for two weeks, and return for an end of study visit. The primary objective of this study is to select doses for the following Phase 3 studies, based on safety and efficacy endpoints including bowel movement frequency, stool consistency, time to first bowel movement, reduction of abdominal pain, and quality of life measures.

On December 24, 2013, we announced that we had closed patient enrollment and expect to report top line data in the second quarter of 2014.

SP-333

We are developing a second-generation GC-C receptor agonist, SP-333, for the treatment of opioid induced constipation, or OIC, and for ulcerative colitis, or UC, an inflammatory bowel disease. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone that is normally produced in the body’s intestinal tract. Deficiency of this hormone is thought to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease.

On September 7, 2012, we submitted an Investigational New Drug, or IND, application for clinical evaluation of SP-333 to treat inflammatory bowel disease, or IBD. On December 28, 2012, we successfully completed a Phase 1 placebo-controlled, dose escalating, single-dose study of 71 healthy adult volunteers. On January 28, 2013, we commenced a multiple ascending oral dosing study of healthy volunteers in a Phase 1 trial of SP-333 which was completed during the quarter ended June 30, 2013.

On October 2, 2013 we announced plans to move forward with SP-333 in a phase 2 study for the treatment of OIC. The phase 2 trial is designed as a dose-ranging study to evaluate a 4-week regimen of SP-333, a once daily oral treatment, in adult patients taking opioid analgesics for chronic, non-cancer pain for at least three months.

On October 30, 2013 we announced the start of the phase 2 clinical trial to evaluate the safety and efficacy of SP-333 in adult patients with OIC. The multi-center, randomized, double-blind clinical trial will compare a 4-week, dose-ranging regimen of SP-333 (1.0, 3.0 and 6.0mg) against placebo in adult patients taking opioid analgesics for chronic, non-cancer pain for at least three months. The study plans to enroll approximately 260 patients with OIC who have less than 3 spontaneous bowel movements (SBMs) per week and who experience constipation-related symptoms. The primary endpoint of the study is mean change from baseline in the number of SBMs during the 4-week treatment period.

FV-100

On August 17, 2012, we entered into an Asset Purchase Agreement with Bristol-Myers Squibb Company and acquired certain assets related to FV-100, an orally available nucleoside analog, for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the agreement provide for an initial base payment of $1 million, subsequent milestone payments covering (i)FDA approval and (ii) aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

On May 15, 2013, we formed ContraVir Pharmaceuticals, Inc. (ContraVir), a Delaware corporation, for the purpose of developing the FV-100 asset.

Contribution Agreement

We entered into a Contribution Agreement with ContraVir (the “Contribution Agreement”), transferring the FV-100 Product to ContraVir, in exchange for the issuance to us of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share , representing 100% of the outstanding shares of common stock as of immediately following such issuance. During the period August 17, 2012 through September 30, 2013, we made no expenditures related to the research and development of FV-100, thus, we determined that the contributed asset did not meet the definition of a business, as defined in ASC 805, “Business Combinations” and was accounted for under ASC 350, “Intangibles Goodwill and Other” as a contribution of assets. The contribution of this asset was accounted for at our net book value which was zero.

Loan and Security Agreement

On June 5, 2013, we entered into a Loan and Security Agreement, or Loan Agreement, with ContraVir pursuant to which we agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes.  Pursuant to the Loan Agreement, as of December 31, 2013, we made advances to ContraVir totaling $350,000 under a promissory note, or Note.  The Note bears interest at six percent (6%) per annum.  The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise.  In connection with the Loan Agreement, ContraVir granted us a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On October 3, 2013, our Board of Directors unanimously approved an increase in this lending facility to a total of $1,000,000.

Shared Services Agreement

On July 8, 2013, ContraVir entered into a Shared Services Agreement with us, effective May 16, 2013.  Under the Shared Services Agreement, we will provide and/or make available to ContraVir various administrative, financial (including payroll functions), legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, us, together with such other services as reasonably requested by ContraVir.

Spin-Off

On August 8, 2013, ContraVir Pharmaceuticals, Inc. filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission. The separation contemplates a 100% distribution of the ContraVir shares of common stock, now held by us, to our stockholders on a pro-rata basis. On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014. We believe the distribution of the ContraVir shares of common stock to our stockholders was not material to us.

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2013 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

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

As Callisto did not have the required inputs, process or outputs, it did not meet the definition of a business under ASC 805, thus the merger was not accounted for as a business combination. The merger was accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto was the result of a discount associated with the restricted nature of our shares received by Callisto shareholders. Therefore, considering this discount, the share exchange was determined to be equal from a fair value stand point. On January 17, 2013, the effective date of the merger, we accounted for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million, principally trade payables. In accordance with ASC 805, our financial statements were not restated retroactively to reflect the historical financial position or results of operations of Callisto.

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

Research and Development Expenses

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance. Research and development expenses for the twelve months ended December 31, 2013 were approximately $50 million, as compared to approximately $29 million and $13 million for the twelve months ended December 31, 2012 and 2011, respectively.

In accordance with FASB ASC Topic 730-10-55, Research and Development, we recorded prepaid research and development costs of approximately $3.6 million as of December 31, 2013, as compared to approximately $0.9 million as of December 31, 2012, for nonrefundable pre-payments for production of drug substance, analytical testing services for our drug candidates, and upcoming clinical trials of plecanatide and SP-333. In accordance with this guidance, we expense deferred research and development costs when drug compound is delivered or services are performed.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of December 31, 2013, we have eleven issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP-333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP-333 and will expire in 2029. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted June 26, 2012 covers additional composition-of-matter related to plecanatide and SP-333 and will expire in 2029. A seventh patent granted on January 22, 2013 convers another composition-of-matter related to analogs of plecanatide and will expire in 2029. An eighth patent granted on July 30, 2013 convers another composition-of-matter related to analogs of plecanatide and will expire in 2029. Another two patents that also cover composition-of-matter related to analogs of plecanatide were issued on February 5, 2013 and October 29, 2013; and will both expire in 2029. In addition, we have four granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein,  Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Canada and Japan. We also have two granted foreign patents that cover composition of matter related to SP-333 that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, United Kingdom, Ireland, Italy, Netherlands, Hong Kong, and China.

Additionally, as of December 31, 2013, we have 12 pending United States utility patent applications; 9 pending U.S. provisional applications; and 59 pending foreign patent applications covering plecanatide and SP-333, various derivatives and analogs of plecanatide and SP-333, and their uses and manufacture.

On September 14, 2012 we entered into a binding LOI with Ironwood pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of CC. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on plecanatide.

During 2013, we transferred ownership of all FV-100 intellectual property rights we acquired from Bristol-Meyers Squibb Company (“BMS”) in August 2012, to a newly formed wholly owned subsidiary, ContraVir Pharmaceuticals, Inc.(“ContraVir”).  The FV-100 assets acquired by ContraVir from us are licensed from Cardiff pursuant to the terms of the Cardiff Agreement which ContraVir assumed from us. Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the Patent Rights.  Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the Patent Rights, including the right to grant sublicenses thereunder. Synergy assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement.  BMS assumed the obligations under the Cardiff agreement from Inhibitex upon its acquisition of Inhibitex in January 2012.  Inhibitex assumed the obligations under the Cardiff

Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. in September 2010.  FermaVir was the successor to CRI in a merger consummated in August 2005.

As of March 16, 2014, ContraVir currently licenses from Cardiff the four issued United States patents related to FV-100 which ContraVir acquired from us pursuant to the Contribution Agreement.  One of these patents covers the composition-of-matter of FV-100 and was issued on December 11, 2012 and will expire in 2028. The other three cover the precursor and close analogs of FV-100 and were issued on June 3, 2002, October 26, 2010 and October 8, 2013 and will expire in 2018, 2021 and 2021, respectively.  In addition, as of March 16, 2014, ContraVir also licenses from Cardiff the 38 granted foreign patents which cover composition-of-matter of FV-100 and expire in 2027.  These foreign patents cover Australia, Austria, Belgium, Bulgaria, China, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, Pakistan, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, United Kingdom and the Russian Federation. ContraVir also licenses from Cardiff the 5 pending foreign applications which cover the composition of matter of FV-100 as well as the 45 additional foreign patents covering the precursor and close analogs of FV-100. ContraVir also currently owns 6 foreign applications and 1 pending US application which cover the FV-100 process and polymorph.

On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014.

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

Government Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food and Drug Administration, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

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

Employees

As of March 16, 2014, we had 25 full-time employees.  We believe our employee relations are satisfactory.

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

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

•                                                                               demonstration in current and future clinical trials that our product candidate, plecanatide for the treatment of CIC and IBS-C, is safe and effective;

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

As of December 31, 2013 we had an accumulated deficit of approximately $171 million. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain product development programs.

During the twelve months ended December 31, 2013 our operating activities used net cash of approximately $53 million. We expect to continue to spend substantial amounts to:

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in or outside the United States until we receive approval of a new drug application, or NDA, for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have one lead product candidate, plecanatide for the treatment of GI disorders, and the success of our business currently depends on our successful development, approval and commercialization. This product candidate has not completed the clinical development process; therefore, we have not yet submitted an NDA or foreign equivalent, or received marketing approval for this product candidate anywhere in the world.

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

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

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

•            the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•            law equivalents of each of the above federal laws, such as anti-kickback and false claims complicating compliance efforts.

If our state operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We may need to rely on third parties to market and commercialize our product candidates in international markets.

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

We continue to pursue additional active pharmaceutical ingredients, or API, and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations, including good manufacturing practices, or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.

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

•                                                                               increased amortization expenses;

•                                                                               assumption of known and unknown liabilities;

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

Although plecanatide is being investigated for IBS-C, plecanatide is from a different pharmacologic class than Zelnorm or Lotronex, and would not be expected to share the same clinical risk profile as those agents. Nevertheless, because these products are in the same or related therapeutic classes, it is possible that the FDA will have heightened scrutiny of plecanatide or any other agent under development for IBS-C. This could delay product approval, increase the cost of our clinical development program, or increase the cost of post-market study commitments for our IBS-C product candidates, including plecanatide.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval to commercialize them outside of the United States.

In the future, we may seek to commercialize plecanatide and/or other product candidates, including SP-333, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy.  Approvals procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that plecanatide or other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of plecanatide or other product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

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

We are a small company with 25 employees as of December 31, 2013. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

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

As of December 31, 2013, we have eleven issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP-333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP-333 and will expire in 2029. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted June 26, 2012 covers additional composition-of-matter related to plecanatide and SP-333 and will expire in 2029. A seventh patent granted on January 22, 2013 convers another composition-of-matter related to analogs of plecanatide and will expire in 2029. An eighth patent granted on July 30, 2013 convers another composition-of-matter related to analogs of plecanatide and will expire in 2029. Another two patents that also cover composition-of-matter related to analogs of plecanatide were issued on February 5, 2013 and October 29, 2013; and will both expire in 2029. In addition, we have four granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Canada and Japan. We also have two granted foreign patents that cover composition of matter related to SP-333 that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, United Kingdom, Ireland, Italy, Netherlands, Hong Kong, and China.

Additionally, as of December 31, 2013, we have 12 pending United States utility patent applications; 9 pending U.S. provisional applications; and 59 pending foreign patent applications covering plecanatide and SP-333, various derivatives and analogs of plecanatide and SP-333, and their uses and manufacture.

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

On September 14, 2012 we entered into a binding LOI with Ironwood pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of CC. The LOI contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on plecanatide.

During 2013, we transferred ownership of all FV-100 intellectual property rights we acquired from Bristol-Meyers Squibb Company (“BMS”) in August 2012, to a newly formed wholly owned subsidiary, ContraVir Pharmaceuticals, Inc.(“ContraVir”).  The FV-100 assets acquired by ContraVir from us are licensed from Cardiff pursuant to the terms of the Cardiff Agreement which ContraVir assumed from us. Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the Patent Rights.  Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the Patent Rights, including the right to grant sublicenses thereunder. Synergy assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement.  BMS assumed the obligations under the Cardiff agreement from Inhibitex upon its acquisition of Inhibitex in January 2012.  Inhibitex assumed the obligations under the Cardiff Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. in September 2010.  FermaVir was the successor to CRI in a merger consummated in August 2005.

As of March 16, 2014, ContraVir currently licenses from Cardiff the four issued United States patents related to FV-100 which ContraVir acquired from us pursuant to the Contribution Agreement.  One of these patents covers the composition-of-matter of FV-100 and was issued on December 11, 2012 and will expire in 2028.  The other three cover the precursor and close analogs of FV-100 and were issued on June 3, 2002, October 26, 2010 and October 8, 2013 and will expire in 2018, 2021 and 2021, respectively.  In addition, as of February 3, 2014, ContraVir also licenses from Cardiff the 38 granted foreign patents which cover composition-of-matter of FV-100 and expire in 2027.  These foreign patents cover Australia, Austria, Belgium, Bulgaria, China, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, Pakistan, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, United Kingdom and the Russian Federation. ContraVir also licenses from Cardiff the 5 pending foreign applications which cover the composition of matter of FV-100, as well as the 45 additional foreign patents covering the precursor and close analogs of FV-100. ContraVir also currently owns 6 foreign applications and 1 pending US application which cover the FV-100 process and polymorph.

On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014.

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

•                                                                               it is possible that our pending patent applications will not result in issued patents and it is possible that our issued patents could be narrowed in scope, invalidated, held to be unenforceable, or circumvented;

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

We have not yet registered trademarks for plecanatide in any jurisdiction. Our trademark applications in the United States when filed, and any other jurisdictions where we may file, may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

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

Two lawsuits have been filed against us and certain of our directors challenging our merger with Callisto Pharmaceuticals, Inc., and an adverse ruling in any such lawsuit may adversely affect the price of our common stock.

We and certain of our directors have been named as defendants in two putative class action lawsuits brought by certain former Callisto stockholders challenging our merger with Callisto that closed in January 2013. The lawsuits in Delaware and New York, generally allege, among other things, that the director defendants, aided and abetted by us, breached their fiduciary duties to Callisto stockholders by entering into the merger agreement for merger consideration each plaintiff claims is inadequate and pursuant to a process the plaintiff claims to be flawed. The Delaware complaint seeks, among other things, rescission of the merger or rescissory damages, an unspecified amount of compensatory damages, attorneys’ fees and costs. We have filed a motion to dismiss the complaint in Delaware. Since the motion to dismiss is pending, and no discovery has taken place, we cannot yet provide an evaluation as to the likelihood of an unfavorable outcome or an estimate of the potential loss. The New York complaint, which was filed in August 2012, requests similar relief as the Delaware complaint and is currently dormant.

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carry forwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2013, we had net operating loss carry forwards aggregating approximately $195 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our operating loss carry forwards is limited.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                                                PROPERTIES.

Our corporate headquarters is located at 420 Lexington Avenue, New York, NY 10170.  On August 28, 2012 we entered into our current lease with SL Green Graybar Associates at a monthly rate of approximately $35,000, expiring March 31, 2019.

We also occupy a small laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2013, at a monthly rate of approximately $2,800. A new lease is currently under negotiation.

Rent expense for the twelve months ended December 31, 2013 and 2012 totaled approximately $575,000 and $300,000, respectively.

ITEM 3.                                                LEGAL PROCEEDINGS.

Class actions

On August 9, 2012, a purported stockholder class action complaint was filed in the Supreme Court for the State of New York, captioned Shona Investments v. Callisto Pharmaceuticals, Inc., et al., Civil Action No. 652783/2012. The complaint named as defendants Callisto, each member of the Board of Callisto (the “Individual Defendants”), and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

On August 31, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Gary Wagner v. Gary S. Jacob, Inc., et al., Case No. 7820-VCP. The complaint names as defendants Callisto, the Individual Defendants, and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

On or about December 12, 2013, counsel for the Delaware plaintiff notified the Court and us that they reached an agreement with counsel for the New York plaintiff to coordinate efforts and prosecute this case in the Delaware Chancery Court. On December 13, 2013, the plaintiff in the Delaware action filed an Amended Complaint that alleges, again, that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, rescission of the transaction and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

The Defendants filed their motions to dismiss the Amended Complaint on January 28, 2014; Plaintiff’s opposition papers were filed on February 14, 2014 and Defendants’ Reply papers were filed on February 28, 2014. The parties also have agreed that discovery will be stayed while the Defendants motion to dismiss is pending.

CapeBio

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

On August 8, 2013 the parties entered into a Settlement Agreement and Mutual Release in the Supreme Court of the State of New York and we expect no further legal action in this case.

ITEM 4.                                                Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.                                                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Prices

From August 11, 2008 until February 18, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “SGYP.OB.” From February 22, 2011 until November 30, 2011 our common stock was traded on the OTC QB under the symbol “SGYP.” Since December 1, 2011 our common stock has been traded on The NASDAQ Capital Market under the symbol “SGYP”. On February 21, 2013 our common stock began trading on The NASDAQ Global Market under the symbol “SGYP”. On January 2, 2014 our common stock began trading on the NASDAQ Global Select Market under the symbol “SGYP”.

The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board, the OTC QB, The NASDAQ Capital Market, and NASDAQ Global Market during the periods indicated.

	High	Low
Year ended December 31, 2012
First quarter	$4.49	$3.36
Second quarter	$5.93	$3.90
Third quarter	$5.00	$3.74
Fourth quarter	$5.71	$3.03
Year ended December 31, 2013
First quarter	$6.61	$5.30
Second quarter	$7.20	$4.32
Third quarter	$4.90	$3.93
Fourth quarter	$5.64	$3.84

Holders of Common Stock

As of March 16, 2014, we had 439 holders of record of our common stock.

Dividends

Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

On August 8, 2013, ContraVir Pharmaceuticals, Inc. filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission. The separation contemplates a 100% distribution of the ContraVir shares of common stock, to our stockholders on a pro-rata basis. On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index, the Russell 3000 index and the Russell 3000 Biotechnology Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2013. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index, the Russell 3000 Index, Russell 3000 Biotechnology Index,
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Stockholders	9,563,946	3.81	5,936,054
Equity Compensation Plans Not Approved by Stockholders (1)	1,760,103	0.50	—
Total	11,324,049		5,936,054

On January 17, 2013, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 7,500,000 to 15,000,000.

As of December 31, 2013, there were 9,563,946 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and no options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 5,436,054 stock options available for future issuance under the Plan and 500,000 stock options available under the Directors Plan.

(1)                   Consists of options issued in conjunction with sales of our common stock as well as for consulting and professional services.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2013 and 2012, as well as consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Costs and Expenses:
Research and development	50,630	29,294	13,419	9,559	3,733
Purchased in-process research and development	—	1,000	—	—	—
General and administrative	11,681	7,941	6,745	6,562	4,467

Loss from Operations	(62,311)	(38,235)	(20,164)	(16,121)	(8,200)
Other income	—	506	362	494	—
Interest and investment income	59	218	90	109	75
Interest expense	(21)	—	(12)	—	—
Change in Fair Value of derivative instruments — warrants	149	(1,933	5,257	297	—
Total Other Income/(Loss)	187	(1,209)	5,697	900	75

Net Loss	$(62,124)	$(39,444)	$(14,467	$(15,221)	$(8,125)

Net Loss per common share, basic and diluted	$(0.73)	$(0.64)	$(0.30)	$(0.34)	$(0.22)
Weighted Average Common Shares Outstanding	85,220,458	61,702,277	47,598,240 (*)	44,875,356 (*)	36,640,664 (*)

(*)   Weighted average shares outstanding reflects a one for two (1:2) reverse stock split effective on November 30, 2011.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and available-for-sale securities	$68,157	$32,502	$13,245	$1,708	$7,153

Working capital	56,199	26,734	11,561	(2,307)	6,487

Total assets	72,558	37,405	15,870	4,401	9,211

Total stockholders’ equity	$55,348	$24,832	$9,797	$(4,099)	$7,484

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. On November 30, 2011 we filed a certificate of amendment to our amended and restated certificate of incorporation to affect a 1 for 2 reverse split of our common stock. On the effective date, each two shares of our outstanding common stock automatically converted into one share of common stock. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

FINANCIAL OPERATIONS OVERVIEW

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a guanylate cyclase C, or GC-C, receptor agonist, to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant- irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of sufferers worldwide. CIC is primarily characterized by constipation symptoms but a majority of these patients report experiencing straining, bloating and abdominal discomfort as among their most bothersome symptoms. IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation. We are also developing SP-333, a second generation GC-C receptor agonist for the treatment of inflammatory bowel diseases, such as ulcerative colitis, or UC.

From inception through December 31, 2013, we have sustained cumulative net losses of approximately $171 million. We currently operate in one reportable business segment—human therapeutics.  Substantially all of our resources have been expended for the research and development of our product candidates.  From inception through December 31, 2013, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On July 21, 2008, Pawfect amended its articles of incorporation to effect the actions necessary to complete the transactions contemplated by the Exchange Transaction and changed its name to Synergy Pharmaceuticals Inc.

Immediately following the Exchange Transaction we discontinued our pet food business and are now exclusively focused on the development of drugs to treat GI disorders and diseases. We acquired the GI drugs and related technology in connection with the Exchange Transaction.

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

As Callisto did not have the required inputs, process or outputs, it did not meet the definition of a business under ASC 805, the merger was not accounted for as a business combination. The merger was accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto was the result of a discount associated with the restricted nature of our shares received by Callisto shareholders. Therefore, considering this discount, the share exchange was determined to be equal from a fair value stand point. On January 17, 2013, the effective date of the merger, we accounted for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million, principally trade payables. In accordance with ASC 805, our financial statements were not restated retroactively to reflect the historical financial position or results of operations of Callisto.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

We had no revenues during the twelve months ended December 31, 2013 and 2012 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the twelve months ended December 31, 2013 (“Current Year”) increased approximately $21.3million or 73%, to approximately $50.6 million from approximately $29.3 million for the twelve months ended December 31, 2012 (“Prior Year”). This increase in research and development expenses was largely attributable to ongoing development of our plecanatide and SP-333 product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the twelve months ended December 31, 2013 and 2012. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Year Ended December 31,
Drug candidates	2013	2012
Plecanatide	$32,422	$22,360
SP-333	12,013	3,298
Total direct cost	$44,435	$25,658

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $6.2 million in the Current Period, as compared to approximately $3.7million during the Prior Year Period primarily due to higher stock based compensation and scientific advisory costs.

General and administrative expenses increased approximately $3.8 million or 48%, to approximately $11.7 million for the Current Period from approximately $7.9 million for the Prior Year Period. These increased expenses were primarily the result of (i) higher compensation and related employee benefits of approximately $5.1million, as compared to $2.8 million during the Prior Year Period, which were primarily due to higher stock based compensation expense, (ii) higher facilities cost of approximately $1.9 million in the Current Period as compared to approximately $1.3 million during the Prior Year Period, reflecting our recent move into our larger New York City headquarters and (iii) higher corporate legal, accounting and tax services of approximately $2.6 million for the Current Period, as compared to $1.7 million for the Prior Year Period, primarily as a result of corporate financing activity and ongoing class action litigation in connection with the Callisto merger.

Net loss for the Current Period was approximately $62.1 million as compared to a net loss of approximately $39.4 million incurred for the Prior Year Period. This increase in our net loss of approximately $22.7 million or 58% was a result of the increases in operating expenses discussed above, offset by a gain resulting from the change in fair value of derivative instruments-warrants of approximately $0.2 million during the Current Period, as compared to a loss of approximately $1.9 million during the Prior Year Period. The change in the fair value of common stock warrant liability resulted in a gain of $0.2 million during the year ended December 31, 2013 which was a result of the decrease in the price of the stock during the beginning of the year on 2,265,160 warrants outstanding, offset by an increase in the price of the stock toward the end of the year on only 858,469 warrants outstanding.  The change in fair value of derivative instruments-warrants resulted in a loss of $1.9 million during the year ended December 31, 2012 which was primarily a result of the increase in the price of the common stock from $3.46 per share at December 31, 2011 to $5.19 per share at December 31, 2012.

YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

We had no revenues during the twelve months ended December 31, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the twelve months ended December 31, 2012 (“Current Year 2012”) increased approximately $15.9 million or 119%, to approximately $29.3 million from $13.4 million for the twelve months ended December 31, 2011 (“Prior Year 2011”). This increase in research and development expenses was largely attributable to a doubling of the development efforts of plecanatide, which accounted for $11.0 million of the increase, and the initiation of clinical development of SP-333 which accounted for $3.3 million of the increase. The following table sets forth our research and development expenses directly related to our product candidates for the twelve months ended December 31, 2012 and 2011. These direct expenses were primarily external costs associated with chemistry, manufacturing, controls including drug substance and product (CMC), as well as preclinical studies and clinical trial costs, as follows:

	(dollars in thousands)
	Year Ended December 31,
Drug candidates	2012	2011
Plecanatide	$22,360	$11,870
SP-333	3,298	—
Total direct cost	$25,658	$11,870

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates were approximately $2 million higher due to (i) higher compensation, employee benefits, and stock based compensation expenses of approximately $2.7 million in the Current Year 2012, as compared to approximately $1.2 million during the Prior Year 2011, as a result of increased staffing levels required to support the our large multicenter trial which was initiated in October 2011 and completed in December 2012 and (ii) higher scientific and regulatory advisory fees and expenses of approximately $0.8 million in the Current Year 2011, as compared to approximately $0.3million during the Prior Year 2011, due to the Investigational New Drug (IND) application for clinical evaluation of SP-333 to treat IBD filed on September 7, 2012, and an IND filing for clinical study of plecanatide in IBS-C patients filed on October 26, 2012.

General and administrative expenses increased $1.2 million or 17%, to approximately $7.9 million for the Current Year 2012 from approximately $6.7 million for the Prior Year 2011. These increased expenses were primarily the result of (a) higher legal cost of approximately $1.4 million in the Current Year 2012 as compared to approximately $0.5 million during the Prior Year 2011, related to (i) the patent prosecution and defense (Part I, Item 1) , and the class action suit relating to the merger (footnote 6) and (ii) costs associated with defending against merger related class action suits filed in New York and Delaware during the Current Period and (b) higher facilities cost of approximately $1.3 million during Current Year 2012 as compared to approximately $0.9 million during the Prior Year 2011.

Net loss for the Current Year 2012 was approximately $39.4 million, compared to a net loss of approximately $14.5 million incurred for the Prior Year 2011. This increase in our net loss of approximately $24.9 million or 172% was a result of the increases in operating expenses discussed above plus purchased in-process research and development cost of $1 million on FV-100 (footnote 7), a loss in fair value of derivative instruments-warrants of approximately $1.9 million during the Current Year 2012, as compared to a gain of approximately $5.3 million during the Prior Year 2011. This change in fair value in the Current Year 2012 was principally due to an increase in our common stock price from $3.51 as of December 31, 2011 to $5.26 per share on December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had approximately $18.1 million of cash and cash equivalents and approximately $50 million in available- for- sale- securities. Net cash used in operating activities was approximately $52.6 million for the twelve months ended December 31, 2013 as compared to approximately $31.1 million during the twelve months ended December 31, 2012 and $21.2 million during the twelve months ended December 31, 2011. Net cash provided by financing activities for the twelve months ended December 31, 2013 was approximately $89.2 million as compared to approximately $52.1 million and $32.6 million provided during the twelve months ended December 31, 2012 and 2011, respectively.

As of December 31, 2013 we had working capital of approximately $56.2 million as compared to working capital of approximately $26.7 million on December 31, 2012.

From January 1, 2014 through February 27, 2014, we sold 3,644,143 shares of common stock for gross proceeds of $21,216,860, at an average selling price of $5.82 per share. This completes the $30.0 million of proposed sales of common stock pursuant to the June 2012 Controlled Equity OfferingSM sales agreement, dated June 21, 2012.

On March 5, 2014, we entered into Amendment No. 1 (the “Amendment”) to our Controlled Equity OfferingSM Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. We intend to use the net proceeds of this offering to fund our research and development activities, including further clinical development of plecanatide and SP-333, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

As of March 14, 2014, we sold 107,808 shares of common stock at a price of $6.09 yielding gross proceeds to the Company of $656,238 under the Amendment.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2013, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(dollars in thousands)

	Total	Less than 1 Year	1-2 Years	3-5 Years
Operating leases	$2,296	$430	$872	$994
Purchase obligations—principally employment and consulting services(1)	5,164	2,127	3,037	—
Purchase Obligations—Major Vendors(2)	47,434	47,434	—	—

Total obligations	$54,894	$49,991	$3,909	$994

(1) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone, our former Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2013.

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

Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities consist solely of investments in US Treasury Notes and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. For the year ended December 31, 2013 and 2012, we did not consider any of our investments to be other-than-temporarily impaired.

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

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2013 and 2012 we had $3.6 million and $0.9 million respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company’s consolidated balance sheets.

Share-Based Compensation

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2013 stock-based compensation expense has totaled approximately $10.1million, or 6% of our net loss from inception through December 31, 2013.

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

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Upon adoption of ASC Topic 718 “Compensation—Stock Compensation”, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of our stock. Option term is based on the term used by similar public entities. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options. Forfeiture rates are estimated based on our historical experience plus management’s judgment, at the time of grant.

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

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2013 and 2012 the fair value of such warrants was approximately $1.53 million and $5.26 million, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2013 and 2012 our available-for-sale securities are classified as Level 1 per ASC 820.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements affecting us.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash and cash equivalents primarily consist of securities issued by the U.S. government, deposits, and money market deposits managed by commercial banks.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2013, 2012 and 2011 had a significant impact on our results of operations.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and for the period from November 15, 2005 (inception) to December 31, 2013, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A.                CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited Synergy Pharmaceuticals Inc. and Subsidiaries’ (a development stage Company) (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synergy Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergy Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2013 and from the period from November 15, 2005 (inception) to December 31, 2013 and the related consolidated statement of changes in stockholders’ equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 17, 2014

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Synergy Pharmaceuticals Inc. as of March 16, 2014:

Name	Age	Position
Gary S. Jacob	66	President, Chief Executive Officer and Chairman
Kunwar Shailubhai	56	Chief Scientific Officer
Bernard F. Denoyer	66	Senior Vice President, Finance, Secretary
Melvin K. Spigelman	65	Director
John P. Brancaccio	66	Director
Thomas H. Adams	71	Director
Christopher McGuigan	55	Director
Alan F. Joslyn	55	Director

Gary S. Jacob, Ph.D. has served as our President, Chief Executive Officer and a Director since July 2008 and as Chairman from September 2013. Since May 2013, Dr. Jacob has also been serving as Chairman and Chief Executive Officer of our previously wholly-owned subsidiary, ContraVir Pharmaceuticals, Inc., a biopharmaceutical drug development company. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013.  Dr. Jacob currently serves as a director of Trovagene, Inc. , a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board’s conclusion that he should serve as a director of our company.

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

Bernard F. Denoyer has served as our Senior Vice President, Finance and Secretary since July 2008. Since May 2013, Mr. Denoyer has also been serving as Chief Financial Officer of our previously wholly-owned subsidiary, ContraVir Pharmaceuticals, Inc., a biopharmaceutical drug development company. From December 2007 until January 2013, Mr. Denoyer served as Senior Vice President, Finance and Secretary of Callisto Pharmaceuticals, Inc. and from January 2004 to November 2007 Mr. Denoyer served as Callisto’s Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

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

John P. Brancaccio, a retired CPA, has served as a director of our company since July 2008. Since May 2013, Mr. Brancaccio has also been serving as a Director of our previously wholly-owned subsidiary, ContraVir Pharmaceuticals, Inc., a biopharmaceutical drug development company. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechology, Inc. as well as a director of Trovagene, Inc. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

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

Christopher McGuigan, M.Sc., Ph.D. has served as a director of our company since July 2008. Since May 2013, Dr. McGuigan has also been serving as a Director of our previously wholly-owned subsidiary, ContraVir Pharmaceuticals, Inc., a biopharmaceutical drug development company. Since 1995, Dr. McGuigan has been Professor of Medicinal Chemistry, Welsh School of Pharmacy, Cardiff University, UK. He is also Deputy Pro Vice-Chancellor Cardiff University, with responsibility for research. Dr. McGuigan is immediate past president of the International Society for Antiviral Research. Dr. McGuigan has over 200 publications and 20 patents. Dr. McGuigan has Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. Dr. McGuigan experience in developing new drug agents from discovery to human clinical trials qualifies him to serve as a director of our company.

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

Board Leadership Structure and Board’s Role in Risk Oversight

From July 2008 until September 30, 2013, we separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles was appropriate for us during that period of time, in the view of the board of directors, the rationale for the separation of these roles depended upon the specific circumstances and dynamics of our leadership at that point in time. Mr. Cerrone was Chairman of the Board during this period, and served as the primary liaison between the CEO and the independent directors as well as providing strategic input and counseling to the CEO. With input from other members of the board of directors, committee chairs and management, he presided over meetings of the board of directors. Mr. Cerrone did not stand for re-election at the annual meeting in the fall of 2013, and Dr. Jacob was elected by the Board to serve as Chairman..

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

Non-employee and non-consultant directors also receive an annual cash fee of $35,000 as well as cash compensation for serving on board committees. Chairpersons of the Audit Committee, Compensation Committee, Corporate Governance/Nominating Committee, and External Communication Oversight Committee receive $18,000, $13,000, $9,500, and $10,000, respectively, and members of such committees receive $9,000, $6,500, $5,500, and $5,000 respectively.

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

External Communication Oversight Committee

The External Communication Oversight Committee (ECOC) has responsibility for (a) establishing, monitoring and reviewing our communication policy, inclusive of communications with shareholders, brokers and analysts, investment banks, and the public, (b) review and advise on new information initiatives, inclusive of formulating key messages, press releases, fact sheets and other digital and print communications related to us, (c) monitor and ensure the accuracy and consistency of all communications platforms related to us, (d) identify and recommend consultancy groups to assist management with promoting us, to relevant groups, (e) assist management in executing the strategies and policies formulated by ECOC, and (f) regularly review and make recommendations to the Board of Directors about composition and charter of the ECOC.

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

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  A copy of that code is available on our corporate website at http://www.synergypharma.com. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Synergy Pharmaceuticals Inc. 420 Lexington Avenue, Suite 2012, New York, NY 10170.

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

Based on a review of the copies of such forms received, we believe that during 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

We design base pay to provide the essential reward for an employee’s work, and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay are provided to recognize an employee’s specific performance achievements. Consistent with our compensation philosophy, we implement a “pay for performance” approach that provides higher levels of compensation to individual employees whose results merit greater rewards. Our managers typically make performance assessments throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels.

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

The personnel involved in this process include all of the present top management positions within Synergy—Mr. Gabriele Cerrone, Chairman until September 30, 2013; Dr. Gary S. Jacob, CEO and Chairman, effective October 1st, 2013 through today; Senior Vice President of Finance, Mr. Bernard Denoyer; and Chief Scientific Officer, Dr. Kunwar Shailubhai. Our Compensation Committee also used information from the 2103 Executive Pay in the Biopharmaceutical Industry Report, prepared by Top 5 Data Services, Inc. This report includes an assessment of executive compensation change from fiscal year 2011 to 2012 in small life sciences companies under $25M in annual revenue.

Based on data from this report, the Compensation Committee was able to compare the overall compensation for the top management positions described above. This included the following compensation variables: 1) Base Salary or consulting fees, 2) Target Incentive (% of Salary or consulting fee), 3) Target Incentive ($), 4) Total Cash Compensation, 5) Long-term Incentives, and 6) Total Direct Compensation. The Compensation Committee chose to use the aggregate of the compensation variables for each management position that the comparative analysis was performed on. Using the data from the independent Executive Compensation Assessment report that covered the compensation variables, our Compensation Committee was able to compare those data with the overall compensation for our members of top management. This included separate analyses for: Chairman, CEO, Senior VP of Finance and Chief Scientific Officer, respectively. The analyses were guided by the principle that the Compensation Committee would position our compensation levels to be at or below the 50th percentile relative to the compensation levels in the “peer group”. Analyses showed this to be the case for all five members of the management team.

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

Role of Executives in Executive Compensation Decisions

Our board of directors and our Compensation Committee generally seek input from our Chairman (from October 1st, 2013) and Chief Executive Officer, Gary S. Jacob, when discussing the performance of, and compensation levels for executives other than himself. The Compensation Committee also works with Dr. Jacob and our Senior Vice President, Finance evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Dr. Jacob nor any of our other executives participates in deliberations relating to his or her compensation.

Chief Executive Officer Compensation for Fiscal Year 2013

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with us. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.  Effective October 1, 2013, Dr. Jacob is our Chairman and CEO. Effective January 1st, 2014, the Compensation Committee of the Board increased Dr. Jacob’s base salary to $500,000 per annum.

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

2013 Bonus

On December 12, 2013, the Compensation Committee approved a bonus of $255,000 for Dr. Jacob and $180,625 for Mr. Cerrone (prorated, for part of the year when Mr. Cerrone was no longer our Chairman) , each of which was 60% of such individual’s base compensation and Mr. Cerrone’s consulting fee, respectively, for 2013. The Compensation Committee reviewed the following factors in determining the amount of the bonus awarded to each individual.

•                                          Clinical development progress

•                                          Financing of the company

•                                          Recruiting of executives and clinical staff

Dr. Jacob’s employment agreement and Mr. Cerrone’s consulting agreement allows for an annual bonus equal to 50% of their base compensation and consulting fee, respectively. The Compensation Committee believed that each of Dr. Jacob and Mr. Cerrone did an outstanding job during 2013 in a challenging environment with limited resources.

In making its determination as to whether Dr. Jacob and Mr. Cerrone achieved their performance objectives for awarding 2013 bonus, the Compensation Committee looked at the above-mentioned performance objectives in totality and what the achievement of those performance objectives meant to us and our business. The Compensation Committee did not assign actual levels of achievement to each objective.

2014 Bonus Criteria

As of March 16, 2014, the Compensation Committee had not yet determined the performance criteria for Dr. Jacob’s 2014 bonus.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2013.

Name & Principal Position	Year	Salary	Bonus	Options granted (1)	Total
Gabriele M. Cerrone (2)	2013	$318,750	$180,625	$240,536	$739,911
	2012	375,000	187,500	2,132,897	2,695397
Chairman	2011	287,139	340,648	1,244,126	1,871,913

Gary S. Jacob(3)	2013	425,000	255,000	240,536	920,536
	2012	375,000	187,500	2,132,897	2,695,397
President, Chief Executive Officer and Chairman	2011	324,450	346,421	1,244,126	1,914,997

Kunwar Shailubhai	2013	270,000	98,500	300,671	699,171
	2012	250,000	67,500	217,342	534,842
Chief Scientific Officer	2011	236,907	168,556	622,063	1,027,526

Bernard Denoyer	2013	215,000	64,900	180,402	460,302
	2012	200,850	45,170	570,423	816,443
Senior Vice President, Finance and Principal Financial Officer	2011	180,675	54,508	—	235,183

(1)                                                         Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model. (See footnote 4)

(2)                                                         Mr. Cerrone is a party to a consulting agreement with us and was paid a consulting fee for all periods presented, except that for year 2013 payments were prorated through September 30, 2013, at which time Mr. Cerrone’s term as a Director and Chairman expired and he did not stand for re-election.

(3)                                                         Effective October 1, 2013, Dr. Jacob was elected Chairman of the Board.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2013:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value ($)(1)
Gabriele M. Cerrone	7/12/13	100,000	$4.40	$240,536
Gary S. Jacob	7/12/13	100,000	4.40	240,536
Bernard F. Denoyer	7/12/13	75,000	4.40	180,402
Kunwar Shailubhai	7/12/13	125,000	4.40	300,671

(1)                                 Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, using the Black-Scholes valuation model. (See footnote 4)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Dates	Number of Shares or Units of Restricted Stock That Have Vested (4)

Gabriele M. Cerrone	1,333,016	1,748,787	(1)	$0.50-17.79	4/26/2014 - 7/12/2023	187,470
Gary S. Jacob	1,379,178	1,748,787	(1)	$0.50-16.68	6/29/2014 - 7/12/2023	187,470
Kunwar Shailubhai	724,829	441,667	(2)	$0.50- 8.50	4/6/2014 - 7/12/2023	62,441
Bernard F. Denoyer	225,152	278,333	(3)	$0.50 -20.01	1/15/2014 - 7/12/2023	—

(1)                                                                                 The unexercisable options of 200,000 vest  on December 29,  2014 , 900,000 options vest upon change of control, 148,787 options vest 50% each on August 7,  2014, and 2015,  400,000 options vest 50% each on December 11, 2014, and 2015, and 100,000 vest one third on July 12, 2014, 2015 and 2016.

(2)                                                                                 The unexercisable options of 100,000 vest on December 29, 2014, 150,000 options vest upon change of control, and 66,667 options vest 50% each on August 7, 2014, and 2015, and 125,000 shares vest one third on July 12, 2014, 2015 and 2016.

(3)                                                                                 The unexercisable options of 20,000 vest upon change of control, 83,333 options vest 50% each on January 26, 2014, and 2015,  100,000 options vest on August 7,  2014, and 2015, and 75,000 shares vest one third on July 12, 2014, 2015 and 2016.

(4)                                                                                 The restricted stock awards vested fully on July 3, 2010.

Director Compensation

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2013 for services to our company.

Name	Fees Earned
Melvin K. Spigelman(1)	$59,500
John P. Brancaccio(2)	$64,500
Thomas H. Adams(3)	$53,000
Christopher McGuigan(4)	$45,500
Alan Joslyn(5)	$42,000

(1)                                 As of December 31, 2013, 246,614 stock options were outstanding, of which 201,874 were exercisable.

(2)                                 As of December 31, 2013, 249,075 stock options were outstanding, of which 201,775 were exercisable.

(3)                                 As of December 31, 2013, 182,496 stock options were outstanding, of which 138,806 were exercisable.

(4)                                 As of December 31, 2013, 186,311 stock options were outstanding, of which 142,121 were exercisable.

(5)                                 As of December 31, 2013, 129,274 stock options were outstanding, of which 69,834 were exercisable.

Employment Agreements and Change in Control Agreements

Gary S. Jacob, Ph.D.

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with us. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016. Effective October 1, 2013, Dr. Jacob is our Chairman and CEO and effective January 1st, 2014, the Compensation Committee of the Board increased Dr. Jacob’s base salary to $500,000 per annum.

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

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $2,286,000 less applicable withholding.

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our previous Chairman, entered into a consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

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

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base consulting fee for the then remaining term of the agreement or twelve times the average monthly base consulting fee paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base consulting fee during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of consulting fee and bonus earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $1,942,500 less applicable withholding.

Mr. Cerrone was also a Director and Chairman of the Board until September 30, 2013, when he did not stand for re-election.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance. The term of the agreement was effective as of January 20, 2011, continues until January 20, 2012 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is $219,000 effective January 1, 2014. He is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $318,563, less applicable withholding

Kunwar Shailubhai

On June 25, 2012, Kunwar Shailubhai entered into an amended and restated employment agreement with us, which amended his previous agreement dated April 6, 2004. In his new agreement, Mr. Shailubhai agreed to serve as Chief Scientific Officer and Executive Vice President. The term of the agreement continues until June 25, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Shailubhai’s base salary is $300,000 effective January 1, 2014. He is eligible to receive a cash bonus of up to 30% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Shailubhai’s death or permanent disability or if Mr. Shailubhai terminates his employment for good reason which includes a change of control, Mr. Shailubhai shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Shailubhai’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of approximately $617,000, less applicable withholdings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 15, 2013 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Synergy Pharmaceuticals Inc., 420 Lexington Avenue, Suite 2012, New York, NY 10170.

Name of Beneficial Owner	Number of Shares		Percentage(1)
Executive officers and directors:
Gabriele M. Cerrone	2,734,977	(2)	2.9
Gary S. Jacob, Ph.D.	1,763,625	(3)	1.9
Kunwar Shailubhai, Ph.D.	825,635	(4)	1.0
Bernard Denoyer	205,598	(5)	*
John Brancaccio	222,216	(6)	*
Chris McGuigan	142,121	(7)	*
Thomas Adams	134,221	(8)	*
Melvin K. Spigelman, M.D.	201,874	(9)	*
Alan F. Joslyn	69,834	(10)	*
All Officers and Directors as a Group (9 persons)	6,300,101	(11)	6.4
5% or greater holders:

R. Merrill Hunter	7,831,057	(12)	8.3

*less than 1%

(1)  Based on 93,567,673 shares outstanding on March 16, 2014.

(2)  Consists of 1,333,017 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone, 1,106,343 shares of common stock held by Panetta Partners, Ltd and 295,617 shares of common stock issuable upon exercise of warrants held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta Partners, Ltd. and in such capacity exercises voting and dispositive control over securities owned by Panetta Partners, Ltd. despite him having only a small pecuniary interest in such securities.

(3)  Consists of 334,034 shares of common stock, 50,413 shares of common stock issuable upon exercise of warrants and 1,379,178 shares of common stock issuable upon exercise of stock options.

(4)  Consists of 88,017 shares of common stock, 12,788 shares of common stock issuable upon exercise of warrants and 724,830 shares of common stock issuable upon exercise of stock options.

(5)  Consists of 10,452 shares of common stock, 1,476 shares of common stock issuable upon exercise of warrants and 193,620 shares of common stock issuable upon exercise of stock options.

(6)  Includes 201,772 shares of common stock issuable upon exercise of stock options.

(7)  Consists of shares of common stock issuable upon exercise of stock options.

(8)  Consists of shares of common stock issuable upon exercise of stock options.

(9)  Consists of shares of common stock issuable upon exercise of stock options.

(10)  Consists of shares of common stock issuable upon exercise of stock options.

(11) Includes 4,380,467 shares of common stock issuable upon exercise of stock options and 360,294 shares of common stock issuable upon exercise of warrants.

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

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our previous Chairman, entered into a consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016. Mr. Cerrone was also a Director and Chairman of the Board until September 30, 2013, when he did not stand for re-election.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered by our principal accountants for the integrated audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were $360,769 and $335,393, respectively.

Audit Related Fees

There were $84,050 aggregate fees billed for the fiscal year ended December 31, 2013 for assurance and related services rendered by our principal accountants for the spin-off, audit and review services of the Company’s previously wholly-owned subsidiary, ContraVir Pharmaceuticals, Inc. There were no such services for the fiscal year ended December 31, 2012.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2013 and December 31, 2012 for professional services rendered by our principal accountants for tax compliance were $37,904 and $23,921, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                   List of Documents Filed as a Part of This Report:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2013, 2012 and 2011 and for the period November 15, 2005 (inception) to December 31, 2013	F-4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period November 15, 2005 (inception) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011 and for the period November 15, 2005 (inception) to December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

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

1.3

Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement dated June 21, 2012 with Cantor Fitzgerald & Co., as sales agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2014).

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

101

Financial statements from the annual report on Form 10-K of Synergy for the year ended December 31, 2013, filed on March 17, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: March 17, 2014	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President, Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President, Chairman of the Board, and Chief Executive Officer	March 17, 2014
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance	March 17, 2014
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ MELVIN K. SPIGELMAN	Director	March 17, 2014
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	March 17, 2014
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	March 17, 2014
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	March 17, 2014
John Brancaccio

/s/ CHRISTOPHER P. MCGUIGAN	Director	March 17, 2014
Christopher P. McGuigan

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2013 and for the period from November 15, 2005 (inception) to December 31, 2013 and the related consolidated statements of changes in stockholders’ equity (deficit) for the period from November 15, 2005 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and for the period from November 15, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergy Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 17, 2014

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$18,130	$12,416
Available-for-sale securities	50,027	20,086
Prepaid expenses and other current assets	3,718	1,547
Total Current Assets	71,875	34,049
Property and equipment, net	589	30
Security deposits	94	20
Due from controlling shareholder	—	3,306

Total Assets	$72,558	$37,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,542	$5,255
Accrued expenses	2,134	2,060

Total Current Liabilities	15,676	7,315
Derivative financial instruments, at estimated fair value-warrants	1,534	5,258
Total Liabilities	17,210	12,573

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares and none outstanding, at December 31, 2013 and December 31, 2012	—	—
Common stock, par value of $.0001 authorized 200,000,000 shares at December 31, 2013 and 100,000,000 shares at December 31, 2012. Issued and outstanding 90,182,115 and 66,621,832 shares at December 31, 2013 and December 31, 2012, respectively	10	7
Additional paid-in capital	226,515	133,878
Deficit accumulated during development stage	(171,177)	(109,053)
Total Stockholders’ Equity	55,348	24,832

Total Liabilities and Stockholders’ Equity	$72,558	$37,405

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,			For the period November 15, 2005 (inception) to
	2013	2012	2011	December 31, 2013
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	50,630	29,294	13,419	108,337
Purchased in-process research and development	—	1,000	—	29,157
General and administrative	11, 681	7,941	6,745	39,266

Loss from Operations	(62,311)	(38,235)	(20,164)	(176,760)
Other Income /(Loss)
Interest and investment income	59	218	90	555
Interest expense	(21)	—	(12)	(33)
Other income	—	506	362	1,363
Change in fair value of derivative instruments—warrants	149	(1,933)	5,257	3,770
Total Other Income/(loss)	187	(1,209)	5,697	5,655
Loss from Continuing Operations	(62,124)	(39,444))	(14,467)	(171,105)
Loss from discontinued operations	—	—	—	(72)

Net loss	$(62,124)	$(39,444)	$(14,467)	$(171,177)

Weighted Average Common Shares Outstanding
Basic and Diluted	85,220,458	61,702,277	47,598,240

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	(0.73)	(0.64)	(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7	(5)	—	2
Sale of common stock	6,850,000	1	17	—	18
Net loss for the year	—	—	—	—	—

Balance, December 31, 2005	82,540,608	8	12	—	20
Net loss for the year	—	—	—	(20)	(20)

Balance, December 31, 2006	82,540,608	8	12	(20)	—
Capital contribution by shareholders	—	—	9	—	9
Net loss for the year	—	—	—	(20)	(20)

Balance, December 31, 2007	82,540,608	8	21	(40)	(11)
Cancellation of unregistered founder shares	(74,990,604)	(7)	7	—	—
Common stock issued via Exchange Transaction	22,732,380	3	27,277	—	27,280
Common stock issued via private placement—	2,520,833	—	3,025	—	3,025
Fees and expenses related to private placements	—	—	(73)	—	(73)
Stock based compensation expense	—	—	380	—	380
Net loss for the period	—	—	—	(31,757)	(31,757)

Balance, December 31, 2008	32,803,217	4	30,637	(31,797)	(1,156)
Common stock issued via private placements	11,407,213	1	15,969	—	15,970
Fees and expenses related to private placements	—	—	(260)	—	(260)
Common Stocks Issued for services rendered	1,250	—	2	—	2
Stock based compensation expense	—	—	1,052	—	1,052
Net loss for the period	—	—	—	(8,124)	(8,124)

Balance, December 31, 2009	44,211,680	5	47,400	(39,921)	7,484
Common stock issued via registered direct offering and private placement	1,209,000	—	7,179	—	7,179
Fees and expenses related to direct offering	—	—	(468)	—	(468)
Warrants reclassified to derivative liability	—	—	(3,785)	—	(3,785)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	—	—	—	—
Common stock Issued for services rendered	2,469	—	18	—	18
Stock based compensation expense	—	—	694	—	694
Net loss for the period	—	—	—	(15,221)	(15,221)

Balance, December 31, 2010	46,094,082	5	51,038	(55,142)	(4,099)
Common stock issued via registered direct offerings and private placements	7,733,093	1	34,368	—	34,369
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148)	—	(2,148)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	—	—	—	—
Warrants classified to derivative liability — net	—	—	(5,094)	—	(5,094)
Common stock issued to make whole certain unregistered shares	215,981	—	—	—	—
Exercise of warrant	80,000	—	415	—	415
Common stock issued for services rendered	79,000	—	341	—	341
Stock based compensation expense	—		481	—	481
Net loss for the period	—	—	—	(14,467)	(14,467)

Balance, December 31, 2011	54,279,906	6	79,401	(69,609)	9,798
Common stock issued via registered direct offering	12,315,654	1	55,861	—	55,862
Fees and expenses related to financing transactions — paid in cash	—	—	(3,774)	—	(3,774)
Common stock issued for services rendered	26,272	—	93	—	93
Stock based compensation expense	—	—	2,297	—	2,297
Net loss for the period	—	—	—	(39,444)	(39,444)

Balance, December 31, 2012	66,621,832	7	133,878	(109,053)	24,832
Common stock issued via registered direct offering	17,133,093	2	94,732	—	94,734
Fees and expenses related to financing transactions	—	—	(5,623)	—	(5,623)
Cancellation of unregistered shares owned by former controlling shareholder (Callisto)	(22,294,976)	(2)	2	—	—
Common stock issued to former Callisto shareholders	28,605,379	3	(3)	—	—
Fair value of warrants reclassified to additional paid in capital	—	—	3,575	—	3,575
Recapitalization of Synergy	—	—	(4,904)	—	(4,904)
Common stock issued for services rendered	55,000	—	250	—	250
Exercise of stock options	61,787	—	119	—	119
Stock based compensation expense	—	—	4,489	—	4,489
Net loss for the period	—	—	—	(62,124)	(62,124)

Balance, December 31, 2013	90,182,115	$10	$226,515	$(171,177)	$55,348

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,			Period from November 15, 2005 (Inception) to
	2013	2012	2011	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(62,124)	$(39,444)	$(14,467)	$(171,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	2	2	66
Loss on disposal of property and equipment	—	2	—	2
Stock-based compensation expense	4,614	2,515	822	10,098
Accretion of discount/premium on investment securities	59	(86)	—	(27)
Purchased in-process research and development	—	—	—	28,157
Change in fair value of derivative instruments—warrants	(149)	1,933	(5,257)	(3,770)
Changes in operating assets and liabilities:
Security deposit	—	(5)	—	(20)
Accounts payable and accrued expenses	7,084	4,442	(2,265)	13,551
Prepaid expenses and other current assets	(2,171)	(484)	(66)	(3,718)
Total Adjustments	9,493	8,319	(6,764)	44,339
Net Cash used in Operating Activities	(52,631)	(31,125)	(21,231)	(126,838)
Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	—	(155)
Loans to related parties	(270)	(1,764)	133	(3,576)
Purchases of available-for-sale securities	(30,000)	(20,000)	—	(50,000)
Additions to property and equipment	(615)	(28)	—	(657)
Net Cash (used in) /provided by Investing Activities	(30,885)	(21,792)	133	(54,388)
Cash Flows From Financing Activities:
Proceeds of sale of common stock	94,734	55,862	34,369	211,168
Fees and expenses related to sale of common stock	(5,623)	(3,774)	(2,148)	(12,346)
Proceeds from exercise of warrants	—	—	415	415
Proceeds from exercise of stock options	119	—	—	119
Net Cash provided by Financing Activities	89,230	52,088	32,636	199,356

Net increase (decrease) in cash and cash equivalents	5,714	(829)	11,538	18,130
Cash and cash equivalents at beginning of period	12,416	13,245	1,707	—

Cash and cash equivalents at end of period	$18,130	$12,416	$13,245	$18,130

Supplementary disclosure of cash flow information:
Cash paid for taxes	$81	$50	$38	$221
Supplementary disclosure of non-cash investing and financing activities:
Value of warrants classified to derivative liability-net	$(3,575)	$—	$5,094	$5,304
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$—	$—	$3,235
Recapitalization of Synergy	$4,904	$—	$—	$4,904

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

2. Basis of Presentation

On July 14, 2008, Pawfect Foods Inc. (“Pawfect”), a Florida corporation incorporated on November 15, 2005, acquired 100% of the common stock of Synergy Pharmaceuticals Inc., a Delaware corporation incorporated on September 11, 1992, and its wholly-owned subsidiary, Synergy Advanced Pharmaceticals, Inc., (collectively “Synergy-DE”), under the terms of an Exchange Agreement among Pawfect, Callisto Pharmaceuticals, Inc. (“Callisto”), Synergy-DE, and certain other holders of Synergy-DE common stock (“Exchange Transaction”). For a more detailed discussion of this Exchange Transaction, see Note 3, Acquisition and Stockholders’ Equity (Deficit) below.

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

On November 29, 2011 Synergy filed an amendment to its amended and restated articles of incorporation pursuant to which Synergy affected a one for two (1:2) reverse stock split on its authorized and issued and outstanding shares of Common Stock effective on November 30, 2011.  All share and per share information has been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

On February 14, 2012, Synergy entered into an agreement and plan of merger with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the merger agreement, Synergy merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of Synergy upon the effective date of the merger became the directors and officers of Synergy-DE.

These consolidated financial statements include Synergy Pharmaceuticals Inc., a Delaware corporation, and subsidiaries: (1) Synergy Advanced Pharmaceuticals, Inc. (2) IgX, Ltd (Ireland—inactive) (henceforth “Synergy”), and (3) ContraVir Pharmaceuticals, Inc. All intercompany balances and transactions have been eliminated.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, Synergy had an accumulated deficit of approximately $171 million and expects to incur significant and increasing operating losses for the next several years as the Company continues to expand its research and development and clinical trials of plecanatide for the treatment of GI diseases and disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Synergy is unable to predict the extent of any future losses or when Synergy will become profitable, if at all.

Net cash used in operating activities was approximately $52.6 million for the twelve months ended December 31, 2013. As of December 31, 2013, Synergy had approximately $18.1 million of cash and cash equivalents and $50 million in available for sale securities. During the twelve months ended December 31, 2013, Synergy incurred net losses from operations of approximately $62.1 million. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock. Net cash provided by financing activities for the twelve months ended December 31, 2013 was approximately $89.2 million. As of December 31, 2013 Synergy had a working capital of approximately $56.2 million.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2013, the amount of cash and cash equivalents was approximately $18.1 million and consists of checking accounts and short-term money market funds held at U.S. commercial banks. As of December 31, 2012, the amount of cash and cash equivalents was approximately $12.4 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s marketable securities as of December 31, 2013 consist of approximately $50 million in U.S. Treasury securities with maturities of less than one year and have been classified and accounted for as available-for-sale. Marketable securities as of December 31, 2012 consisted of approximately $20 million in U.S. Treasury securities.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of December 31, 2013 and 2012, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the year ended December 31, 2013 and 2012. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2013 and 2012, the Company did not recognize any impairment charges. As of December 31, 2013 and December 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies

In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies (“ASC Topic 450”), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 6, Commitments and Contingencies below.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.6 million and $0.9 million as of December 31, 2013 and December 31, 2012, respectively, of pre-payments for production of drug substance, analytical testing services and clinical trial monitoring for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug substance is delivered and/or services are performed.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2013, 2012 and 2011, the effect of 11,324,049, 9,734,268, and 5,964,039 respectively, outstanding stock options and 5,647,203, 5,647,203 and 5,597,203 respectively, outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 19, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 136,912 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds from the sale of the Units were $581,876. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASCTopic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. Synergy was listed on NASDAQ on December 1, 2011. This listing removed the condition which required these warrants to be treated as derivative liabilities.

On October 28, 2011, we entered into securities purchase agreements with various investors for the sale of 117,647 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.  The gross proceeds to us from the sale of the Units were $500,000. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing transaction must be recorded as derivative liabilities upon issuance due to price protection features and marked to market on a quarterly basis. Synergy was listed on NASDAQ on December 1, 2011. This listing removed the condition which required these warrants to be treated as derivative liabilities

The October warrants relating to the 2011 fundraising in the amount of $593,296 were reclassified from liabilities to additional paid in capital upon listing of the NASDAQ.

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

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 16, 2013, Synergy closed an underwritten public offering of 16,375,000 shares of its common stock at a price of $5.50 per share. The gross proceeds to the Company from this sale was approximately $90 million, before deducting underwriting discounts and commissions and other offering expenses of approximately $5.5 million paid by the Company

From January 1, 2013 through December 31, 2013, Synergy sold 758,093 shares of common stock with gross proceeds of approximately $4.7 million, at an average selling price of $6.16 per share, pursuant to a controlled equity sales agreement with a placement agent. Selling expenses totaled approximately $0.1 million.

On January 28, 2014, our board of directors approved the distribution of 9,000,000 shares of the issued and outstanding shares of common stock of ContraVir Pharmaceuticals, Inc., our subsidiary (“ContraVir”), on the basis of 0.0986 shares of ContraVir common stock for each share of our common stock held on the record date, February 6, 2014 (the “Distribution”).

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2013 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

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

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follows:

	Years Ended December 31,			November 15, 2005 (inception) to
	2013	2012	2011	December 31, 2013
	( dollars in thousands)

Employees—included in research and development	$1,319	$975	$107	$2,920
Employees—included in general and administrative	1,531	635	93	2,941

Subtotal employee stock based compensation	2,850	1,610	200	5,861
Non-employees—included in research and development	146	128	73	443
Non-employees—included in general and administrative	1,618	777	549	3,794

Subtotal non-employee stock based compensation	1,764	905	622	4,237

Total stock-based compensation expense	$4,614	$2,515	$822	$10,098

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.66%-2.75%	0.85%-1.5%	0.88%-1.25%
Dividend yield	—	—	—
Expected volatility	60%	60%	70%
Expected term (in years)	6.0-9.53 yrs.	6.0 yrs.	6.0 yrs.

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

Expected term —Synergy has had minimal stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted-average fair value per share of all options granted for the years ended December 31, 2013, 2012 and 2011 estimated as of the grant date using the Black-Scholes option valuation model was $2.68, $2.38 and $2.09 per share respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2013, net of expected forfeitures, was approximately $8.3 million to be recognized over a weighted-average remaining vesting period of approximately 1.5 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest upon a change of control.

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

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)
Balance outstanding, January 1, 2011	4,302,008	$0.50-1.90	$1.04	$25,763
Granted	1,807,000	$3.35-4.30	$3.50
Exercised	—	—	—
Forfeited	(144,969)	$0.50-1.40	$1.04

Balance outstanding, December 31, 2011	5,964,039	$0.50-4.30	$1.77	$6,027
Granted	3,875,229	$3.40-5.20	$4.29
Exercised	—	—	—
Forfeited	(105,000)	$3.40-4.38	$4.10

Balance outstanding, December 31, 2012	9,734,268	$0.50-5.20	$2.75	$24,482
Granted	2,545,965	$0.44 -20.01	$6.41
Exercised	(61,787)	$0.50-4.28	$1.91	$221
Forfeited	(894,397)	$4.42-13.90	$6.05

Balance outstanding, December 31, 2013 (1)	11,324,049	$0.44-20.01	$3.31	$37,521
Exercisable at December 31, 2013	5,028,448	$0.44-20.01	$3.03	$15,221

(1)         Number of shares represented above include contingent vesting shares upon change of control. The Fair Value at the date of grant was approximately $28,918,822 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Income Taxes

During the year ended December 31, 2012 the Company recorded refundable tax credits in prepaid and other current assets for its (i) 2011 New York State QETC credit, totaling $250,000 and (ii) the 2012 New York City Biotechnology Tax Credit totaling $218,000. These credits were recorded as other current assets at December 31, 2012. On July 23, 2013, the Company received $250,000 for the 2011 New York State QETC credit and on September 8, 2013 the Company received the New York City Biotechnology Tax Credit of $218,000.  As of December 31, 2013 the Company had no outstanding refundable tax credits.

At December 31, 2013, Synergy-DE has net operating loss carry forwards (“NOLs”) aggregating approximately $195 million, which, if not used, expire beginning in 2014 through 2033. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Synergy’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2013. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

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

Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2013. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.

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

Year	New York State QETC Credit	New York City Biotechnology Tax Credit	Total
2011	246	116	362
2012	256	250	506
Total	502	366	868

6. Commitments and Contingencies

Employment and Consulting Agreements

Gary S. Jacob, Ph.D.

On December 28, 2012, Dr. Gary Jacob, Chief Executive Officer and President entered into a new employment agreement with us. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016. Effective October 1, 2013, Dr. Jacob was elected Chairman and CEO and effective January 1st, 2014, the Compensation Committee of the Board increased Dr. Jacob’s base salary to $500,000 per annum.

Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that we enter into an out-license agreement for our technology or

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $2,286,000 less applicable withholding.

Gabriele M. Cerrone

On December 28, 2012, Gabriele Cerrone, our previous Chairman, entered into a new consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000 and the term of this agreement begins on January 1, 2013 and ends on December 31, 2016.

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

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base consulting fee for the then remaining term of the agreement or twelve times the average monthly base consulting fee paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base consulting fee during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of consulting fee and bonus earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $1,942,500 less applicable withholding.

Mr. Cerrone was also a Director and Chairman of the Board until September 30, 2013, when he did not stand for re-election.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance. The term of the agreement was effective as of January 20, 2011, continues until January 20, 2012 and is automatically

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is $219,000 effective January 1, 2014. He is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of $318,563, less applicable withholding.

Kunwar Shailubhai

On June 25, 2012, Kunwar Shailubhai entered into an amended and restated employment agreement with us, which amended his previous agreement dated April 6, 2004. In his new agreement, Mr. Shailubhai agreed to serve as Chief Scientific Officer and Executive Vice President. The term of the agreement continues until June 25, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Shailubhai’s base salary is $300,000 effective January 1, 2014. He is eligible to receive a cash bonus of up to 30% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Shailubhai’s death or permanent disability or if Mr. Shailubhai terminates his employment for good reason which includes a change of control, Mr. Shailubhai shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Shailubhai’s employment was terminated upon a change of control as of December 31, 2013, he would have been entitled to receive a lump sum payment of approximately $617,000, less applicable withholdings.

Lease agreements

On August 28, 2012 Synergy entered into a Lease Modification, Substitution of Space and Extension Agreement with SL Green Graybar Associates.  Under the new lease, we moved our corporate headquarters and clinical development offices to a larger office space on the 20th floor of 420 Lexington Avenue, during the year 2013. The new lease has a monthly rate of approximately $35,000 and expires March 31, 2019.

Synergy also occupies a small laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 Synergy extended this lease through December 31, 2013, at a monthly rate of $2,800. A new lease agreement is currently under negotiation. Rent expense was $617,000, $301,000 and $239,000 for years 2013, 2012 and 2011 respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2013, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(dollars in thousands)	Total	Less than 1 Year	1-2 Years	3-5 Years
Operating leases	$2,296	$430	$872	$994
Purchase obligations—principally employment and consulting services(1)	5,164	2,127	3,037	—
Purchase Obligations—Major Vendors(2)	47,434	47,434	—	—

Total obligations	$54,894	$49,991	$3,909	$994

(1) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2013.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On August 9, 2012, a purported stockholder class action complaint was filed in the Supreme Court for the State of New York, captioned Shona Investments v. Callisto Pharmaceuticals, Inc., et al., Civil Action No. 652783/2012. The complaint named as defendants Callisto, each member of the Board of Callisto (the “Individual Defendants”), and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

On August 31, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Gary Wagner v. Gary S. Jacob, Inc., et al., Case No. 7820-VCP. The complaint names as defendants Callisto, the Individual Defendants, and us. The complaint generally alleges that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

On or about December 12, 2013, counsel for the Delaware plaintiff notified the Court and us that they reached an agreement with counsel for the New York plaintiff to coordinate efforts and prosecute this case in the Delaware Chancery Court. On December 13, 2013, the plaintiff in the Delaware action filed an Amended Complaint that alleges, again, that the Individual Defendants breached their fiduciary duties and that we aided and abetted the purported breaches of such fiduciary duties. The relief sought includes, among other things, rescission of the transaction and the payment of plaintiff’s attorneys’ fees and costs. We believe the plaintiff’s allegations lack merit and we are contesting them.

The Defendants filed their motions to dismiss the Amended Complaint on January 28, 2014; Plaintiff’s opposition papers are due February 14, 2014 and Defendants’ Reply papers were filed February 28, 2014. The parties also have agreed that discovery will be stayed while the Defendants motion to dismiss is pending.

CapeBio

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

On August 8, 2013 the parties entered into a Settlement Agreement and Mutual Release in the Supreme Court of the State of New York and we expect no further legal action in this case.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.6 million as of December 31, 2013, as compared to approximately $0.9 million as of December 31, 2012, for nonrefundable pre-payments for production of drug substance, analytical testing services for its drug candidates, and clinical trials. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

In addition, on August 17, 2012, Synergy signed an Asset Purchase Agreement with Bristol-Myers Squibb Company (“BMS”) and acquired certain assets covering FV-100, an orally available nucleoside analog, currently being developed for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the Agreement provide for an initial base payment of $1 million, subsequent milestone payments covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

The FV-100 assets acquired from BMS include: (i) an exclusive license to the patent portfolio and (ii) all historical research and clinical study protocols, data and results. Both of these intangible assets enable Synergy to continue the clinical development in future trials and ultimately have the freedom to operate (“FTO”) should FDA approval be achieved. Synergy believes the intangible assets purchased from BMS are limited exclusively to the future development of FV-100 for the treatment of shingles. ASC Topic 350-30-25-2(c) requires that the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. Accordingly, Synergy charged the $1,000,000 base payment to “purchased in-process research and development expense” during the twelve months ended December 31, 2012.

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

	Year ended December 31, 2013	Year ended December 31, 2012
Fair value of Synergy common stock	$5.55	$5.26
Expected warrant term	5-7 years	5-7 years
Risk-free interest rate	0.26%-1.76%	0.23%-1.33%
Expected volatility	60%	60%
Dividend yield	0%	0%

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

As of December 31, 2013, Synergy does not have any outstanding warrants which contained terms that require the use of a binomial model to determine fair value. The range of assumptions in the binomial model used to determine the fair value of certain warrants at the dates indicated was as follows:

Year ended December 31, 2012
Estimated fair value of Synergy common stock	$3.28-$4.53
Expected warrant term	4.13-4.63 years
Risk-free interest rate	0.62%-1.04%
Expected volatility	60%
Dividend yield	0%

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

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325

3/31/2012	Fair value of new warrants issued during the quarter	—	—
3/31/2012	Change in fair value of warrants during the quarter	—	(8)

3/31/2012	Balance of derivative financial instruments liability	2,265,160	3,317
6/30/2012	Warrants classified to derivative liability during quarter	112,500	169
6/30/2012	Change in fair value of warrants during the quarter	—	1,317
6/30/2012	Balance of derivative financial instruments liability	2,377,660	4,803
9/30/2012	Fair value of new warrants issued during the quarter	—	—
9/30/2012	Change in fair value of warrants during the quarter	—	(140)

9/30/2012	Balance of derivative financial instruments liability	2,377,660	4,663
12/31/2012	Fair value of new warrants issued during the quarter	—	—
12/31/2012	Change in fair value of warrants during the quarter	—	764
12/31/2012	Reclassification of derivative liability to equity during the quarter	(112,500)	(169)
12/31/2012	Balance of derivative financial instruments liability	2,265,160	5,258

3/31/2013	Change in fair value of warrants during the quarter	—	1,093

3/31/2013	Balance of derivative financial instruments liability	2,265,160	6,351
6/30/2013	Fair value of new warrants issued during the quarter	—	—
6/30/2013	Reclassification of derivative liability to equity during the quarter	(1,406,691)	(3,575)
6/30/2013	Change in fair value of warrants during the quarter	—	(1,803)
6/30/2013	Balance of derivative financial instruments liability	858,469	973
9/30/2013	Fair value of new warrants issued during the quarter	—	—
9/30/2013	Change in fair value of warrants during the quarter	—	77

9/30/2013	Balance of derivative financial instruments liability	858,469	1,050
12/31/2013	Fair value of new warrants issued during the quarter	—	—
12/31/2013	Change in fair value of warrants during the quarter	—	484

12/31/2013	Balance of derivative financial instruments liability	858,469	$1,534

(1) Number of warrants outstanding represented above reflect a retroactive effect of a one for two (1:2) reverse stock split effective on November 30, 2011.

9. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and December 31, 2013:

($ in thousands) Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Derivative liabilities related to Warrants	$—	$—	$5,258	$5,258	$—	$—	$1,534	$1,534

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended December 31, 2013 and December 31, 2012.

($ in thousands) Description	Balance at December 31, 2011	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2012	Fair value of warrants reclassified to additional paid in capital	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2013
Derivative liabilities related to Warrants	$3,325	$—	$1,933	$5,258	(3,575)	$—	$(149)	$1,534

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

As of December 31, 2013 and 2012, our available-for-sale securities are classified as Level 1 per ASC 820.

10. Property and Equipment

Property and equipment consists of leasehold improvements, which are recorded at cost. The Company will depreciate the costs when the property is placed into service, using the straight-line method over the remaining term of the underlying lease.

Furniture and equipment includes laboratory, testing and computer equipment and furniture and fixtures, All are stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Leasehold improvements are primarily related to our corporate headquarters in New York City and are being amortized over the life of our lease. Depreciation and amortization expense for the years ended December 31, 2013, 2012, 2011 and from November 15, 2005 (inception) to December 31, 2013 were approximately $56,000, $2,000, $2,000, and $66,000, respectively.

($ in thousands)	December 31, 2013	December 31, 2012
Furniture and equipment	$585	$51
Leasehold improvement	107	26
Less accumulated depreciation	(103)	(47)

Property and equipment, net	$589	$30

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

As of December 31, 2012, the balances due from Callisto Pharmaceuticals, Inc. are comprised of the following amounts:

($ in thousands)	December 31, 2012
Rent, utilities, and property taxes	$123
Insurance and other facilities related overhead	344
Independent accountants and legal	935
Financial printer and transfer agent fees	427
Salaries and consulting fees	344
Income Taxes	325
Merger fairness opinion	270
Working capital advances, net of repayments	538
Total due from Callisto	$3,306

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 17, 2013, Callisto merged into Synergy. Upon consummation of the Merger, the related party balances due from Callisto was eliminated and charged to Synergy’s equity.(See Note 3).

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	14,344	9,055	10,782	16,449
General and administrative	3,278	2,803	2,692	2,908
Loss from operations	(17,622)	(11,858)	(13,474)	(19,357)
Other income
Interest and investment income	17	16	14	11
Interest expense	—	—	—	(21)
Change in fair value of derivative instruments—warrants	(1,093)	1,803	(77)	(484)
Total Other Income/(Loss)	(1,076)	1,819	(63)	(494)
Net Loss	$(18,698)	$(10,039)	$(13,537)	$(19,851)

Weighted average common shares outstanding—basic and diluted	72,789,006	87,482,939	90,182,115	90,182,115
Net loss per common share—basic and diluted(a):	$(0.26)	$(0.11)	$(0.15)	$(0.22)

(a)   Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	5,338	7,626	7,245	9,085
Purchased in-process research and development	—	—	1,000	—
General and administrative	1,732	1,919	1,843	2,447
Loss from operations	(7,070)	(9,545)	(10,088)	(11,532)

Other income	—	256	—	250
Interest and investment income	39	48	63	68
Change in fair value of derivative instruments—warrants	8	(1,317)	140	(764)
Total Other Income/ (Loss)	47	(1,013)	203	(446)
Net Loss	$(7,023)	$(10,558)	$(9,885)	$(11,978)

Weighted average common shares outstanding—basic and diluted (a)	54,298,079	60,416,068	65,806,178	66,194,306
Net loss per Common Share, basic and diluted(a):	$(0.13)	$(0.17)	$(0.15)	$(0.18)

(a)                 Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

13. Spin-off of FV-100

On August 17, 2012, Synergy entered into an Asset Purchase Agreement with Bristol-Myers Squibb Company and acquired certain assets  related to FV-100, an orally available nucleoside analog, for the treatment of shingles, a severe, painful skin rash caused by reactivation of the varicella zoster virus — the virus that causes chickenpox. The terms of the agreement provide for an initial base payment

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $1 million, subsequent milestone payments covering (i)FDA approval and (ii) aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales.

On May 15, 2013, Synergy formed ContraVir Pharmaceuticals, Inc. (ContraVir), a Delaware corporation, for the purpose of developing the FV-100 asset.

Contribution Agreement

Synergy entered into a Contribution Agreement with ContraVir (the “Contribution Agreement”), transferring the FV-100 Product to ContraVir, in exchange for the issuance to us of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share , representing 100% of the outstanding shares of common stock as of immediately following such issuance. During the period August 17, 2012 through September 30, 2013, Synergy made no expenditures related to the research and development of FV-100, thus, Synergy determined that the contributed asset did not meet the definition of a business, as defined in ASC 805, “Business Combinations” and was accounted for under ASC 350, “Intangibles Goodwill and Other” as a contribution of assets. The contribution of this asset was accounted for at our net book value which was zero.

Loan and Security Agreement

On June 5, 2013, Synergy entered into a Loan and Security Agreement, or Loan Agreement, with ContraVir pursuant to which we agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes.  Pursuant to the Loan Agreement, as of December 31, 2013, Synergy made advances to ContraVir totaling $350,000 under a promissory note, or Note.  The Note bears interest at six percent (6%) per annum.  The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise.  In connection with the Loan Agreement, ContraVir granted us a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On October 3, 2013, Synergy Board of Directors unanimously approved an increase in this lending facility to a total of $1,000,000.

Shared Services Agreement

On July 8, 2013, ContraVir entered into a Shared Services Agreement with us, effective May 16, 2013.  Under the Shared Services Agreement, we will provide and/or make available to ContraVir various administrative, financial (including payroll functions), legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, us, together with such other services as reasonably requested by ContraVir.

Spin-Off

On August 8, 2013, ContraVir Pharmaceuticals, Inc. filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission. The separation contemplates a 100% distribution of the ContraVir shares of common stock, now held by us, to our stockholders on a pro-rata basis. On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014. Synergy believes the distribution of the ContraVir shares of common stock to our stockholders was not material.

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2013 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

14. Subsequent Events

From January 1, 2014 through February 27, 2014, Synergy  sold 3,644,143 shares of common stock for gross proceeds of $21,216,860, at an average selling price of $5.82 per share. This completes the $30.0 million of proposed sales of common stock pursuant to the June 2012 Controlled Equity OfferingSM sales agreement, dated June 21, 2012.

On March 5, 2014, Synergy entered into Amendment No. 1 (the “Amendment”) to its Controlled Equity OfferingSM Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. The Company intends to use the net proceeds of this offering to fund its research and development activities, including further clinical development of plecanatide and SP-333, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Select Market, to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

The Company is not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or the Company. The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

As of March 14, 2014 Synergy has sold 107,808 shares of common stock at a price of $6.09 yielding gross proceeds to the Company of $656,238 under the Amendment.