Form 10-Q
period 2014-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2014-05-12
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

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

The number of the registrant’s shares of common stock outstanding was 93,699,913 as of May 9, 2014.

SYNERGY PHARMACEUTICALS INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013(unaudited) and the period November 15, 2005 (Inception) to March 31, 2014 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the period November 15, 2005 (Inception) to March 31, 2014 (period from January 1 to March 31, 2014 is unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited) and for the period November 15, 2005 (Inception) to March 31, 2014 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II—OTHER INFORMATION		19
Item 1.	Legal Proceedings	19

Item 6.	Exhibits	20

SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014.  These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNERGY PHARMACEUTICALS INC.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,635	$18,130
Available-for-sale securities	50,003	50,027
Prepaid expenses and other current assets	5,578	3,718
Total Current Assets	76,216	71,875
Property and equipment, net	589	589
Security deposits	94	94
Total Assets	$76,899	$72,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,931	$13,542
Accrued expenses	2,663	2,134

Total Current Liabilities	12,594	15,676
Derivative financial instruments, at estimated fair value-warrants	1,311	1,534
Total Liabilities	13,905	17,210

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares, at March 31, 2014 and December 31, 2013, none outstanding	—	—
Common stock, par value of $.0001 authorized 200,000,000 shares at March 31, 2014 and 200,000,000 shares at December 31, 2013. Issued and outstanding 94,064,506 and 90,182,115 shares at March 31, 2014 and December 31, 2013 respectively.	10	10
Additional paid-in capital	250,386	226,515
Deficit accumulated during development stage	(187,402)	(171,177)

Total Stockholders’ Equity	62,994	55,348

Total Liabilities and Stockholders’ Equity	$76,899	$72,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		November 15, 2005 (inception) to
	2014	2013	March 31, 2014
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	13,299	14,344	121,636
Purchased in-process research and development	—	—	29,157
General and administrative	3,178	3,278	42,444

Loss from Operations	(16,477)	(17,622)	(193,237)
Other Income/(Loss)
Interest and investment income	58	18	613

Other income/(expense)	(29)	—	1,301
Change in fair value of derivative instruments-warrants	223	(1,093)	3,993
Total Other Income/(loss)	252	(1,075)	5,907

Loss from Continuing Operations	(16,225)	(18,697)	(187,330)

Loss from Discontinued Operations	—	—	(72)

Net Loss	$(16,225)	$(18,697)	$(187,402)

Weighted Average Common Shares Outstanding
Basic and Diluted	92,056,124	72,789,006

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.18)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at inception, November 15, 2005	—	$—	$—	$—	$—	$—
Sale of unregistered common stock to founder	75,690,608	7	(5)	—	—	2
Sale of common stock	6,850,000	1	17	—	—	18
Net loss for the year	—	—	—	—	—	—

Balance, December 31, 2005	82,540,608	8	12	—	—	20
Net loss for the year	—	—	—	(20)	—	(20)

Balance, December 31, 2006	82,540,608	8	12	(20)	—	—
Capital contribution by shareholders	—	—	9	—	—	9
Net loss for the year	—	—	—	(20)	—	(20)

Balance, December 31, 2007	82,540,608	8	21	(40)	—	(11)
Cancellation of unregistered founder shares	(74,990,604)	(7)	7	—	—	—
Common stock issued via Exchange Transaction	22,732,380	3	27,277	—	—	27,280
Common stock issued via private placement—	2,520,833	—	3,025	—	—	3,025
Fees and expenses related to private placements	—	—	(73)	—	—	(73)
Stock based compensation expense	—	—	380	—	—	380
Net loss for the period	—	—	—	(31,757)	—	(31,757)

Balance, December 31, 2008	32,803,217	4	30,637	(31,797)	—	(1,156)
Common stock issued via private placements	11,407,213	1	15,969	—	—	15,970
Fees and expenses related to private placements	—	—	(260)	—	—	(260)
Common Stocks Issued for services rendered	1,250	—	2	—	—	2
Stock based compensation expense	—	—	1,052	—	—	1,052
Net loss for the period	—	—	—	(8,124)	—	(8,124)

Balance, December 31, 2009	44,211,680	5	47,400	(39,921)	—	7,484
Common stock issued via registered direct offering and private placement	1,209,000	—	7,179	—	—	7,179
Fees and expenses related to direct offering	—	—	(468)	—	—	(468)
Warrants reclassified to derivative liability	—	—	(3,785)	—	—	(3,785)
Common stock issued to extend lock-up agreements related to unregistered shares	670,933	—	—	—	—	—
Common stock Issued for services rendered	2,469	—	18	—	—	18
Stock based compensation expense	—	—	694	—	—	694
Net loss for the period	—	—	—	(15,221)	—	(15,221)

Balance, December 31, 2010	46,094,082	5	51,038	(55,142)	—	(4,099)
Common stock issued via registered direct offerings and private placements	7,733,093	1	34,368	—	—	34,369
Fees and expenses related to financing transactions — paid in cash	—	—	(2,148)	—	—	(2,148)
Fees and expenses related to financing transactions — paid in units of common stock and warrants	77,750	—	—	—	—	—
Warrants classified to derivative liability - net	—	—	(5,094)	—	—	(5,094)
Common stock issued to make whole certain unregistered shares	215,981	—	—	—	—	—
Exercise of warrant	80,000	—	415	—	—	415
Common stock issued for services rendered	79,000	—	341	—	—	341
Stock based compensation expense	—		481	—	—	481
Net loss for the period	—	—	—	(14,467)	—	(14,467)

Balance, December 31, 2011	54,279,906	6	79,401	(69,609)	—	9,798
Common stock issued via registered direct offering	12,315,654	1	55,861	—	—	55,862
Fees and expenses related to financing transactions — paid in cash	—	—	(3,774)	—	—	(3,774)
Common stock issued for services rendered	26,272	—	93	—	—	93
Stock based compensation expense	—	—	2,297	—	—	2,297
Net loss for the period	—	—	—	(39,444)	—	(39,444)

Balance, December 31, 2012	66,621,832	7	133,878	(109,053)	—	24,832
Common stock issued via registered direct offering	17,133,093	2	94,732	—	—	94,734
Fees and expenses related to financing transactions	—	—	(5,623)	—	—	(5,623)
Cancellation of unregistered shares owned by former controlling shareholder (Callisto)	(22,294,976)	(2)	2	—	—	—
Common stock issued to former Callisto shareholders	28,605,379	3	(3)	—	—	—
Fair value of warrants reclassified to additional paid in capital	—	—	3,575	—	—	3,575
Recapitalization of Synergy	—	—	(4,904)	—	—	(4,904)
Common stock issued for services rendered	55,000	—	250	—	—	250
Exercise of stock options	61,787	—	119	—	—	119
Stock based compensation expense	—	—	4,489	—	—	4,489
Net loss for the period	—	—	—	(62,124)	—	(62,124)

Balance, December 31, 2013	90,182,115	10	226,515	(171,177)	—	55,348
Period ended 3/31/2014 is unaudited
Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	3,872,392	—	22,606	—	—	22,606

Fees and expenses related to controlled equity sales	—	—	(624)	—	—	(624)
Stock based compensation expense	—	—	1,264	—	—	1,264
Exercise of stock options	9,999	—	36	—	—	36
Private placement of ContraVir common stock	—	—	3,224	—	—	3,224
Fees and expenses associated with ContraVir Private Placement	—	—	(15)	—	—	(15)
Fair value of warrants issued in connection with ContraVir private placement	—	—	(880)	—	—	(880)
Noncontrolling interest of ContraVir	—	—	—	—	(1,622)	(1,622)
Distribution of ContraVir common stock to Synergy shareholders	—	—	(1,740)	—	—	(1,740)
Elimination of noncontrolling interest of ContraVir upon distribution	—	—	—	—	1,622	1,622
Net loss for the period	—	—	—	(16,225)	—	(16,225)
Balance, March 31, 2014 (unaudited)	94,064,506	$10	$250,386	$(187,402)	$—	$62,994

The accompanying notes are an integral part of these consolidated financial statements.

 SYNERGY PHARMACEUTICALS INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from November 15, 2005 (Inception) to March 31, 2014
Cash Flows From Operating Activities:

Net loss	$(16,225)	$(18,697)	$(187,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	—	94
Loss on disposal of property and equipment	—	—	2
Stock-based compensation expense	1,264	1,257	11,362
Accretion of discount/premium on investment securities	24	37	(3)
Purchased in-process research and development	—	—	28,157
Change in fair value of derivative instruments-warrants	(223)	1,093	(3,993)
Distribution of non-cash items	84	—	84

Changes in operating assets and liabilities:
Security deposit	—	—	(20)
Accounts payable and accrued expenses	(3,011)	700	10,540
Prepaid expenses and other current assets	(1,860)	(27)	(5,578)
Total Adjustments	(3,694)	3,060	40,645
Net Cash Used in Operating Activities	(19,919)	(15,637)	(146,757)

Cash Flows From Investing Activities:
Net cash paid on Exchange Transaction	—	—	(155)
Loans to related parties	—	(270)	(3,576)
Sale/(purchases) of available-for-sale securities	—	8,000	(50,000)
Additions to property and equipment	(28)	(78)	(685)
Repayment on ContraVir loan receivable	455	—	455
Net Cash (Used in)/Provided by Investing Activities	427	7,652	(53,961)
Cash Flows From Financing Activities:
Issuance of common stock pursuant to controlled equity sales agreement	22,606	4,671	233,774
Issuance of common stock of ContraVir	3,224	—	3,224
Fees and expenses-combined	(639)	(140)	(12,985)
Proceeds from exercise of stock warrants	—	—	415
Proceeds from exercise of stock options	36	105	155
Distribution associated with ContraVir Spinoff	(3,230)	—	(3,230)
Net Cash Provided by Financing Activities	21,997	4,636	221,353
Net increase/(decrease) in cash and cash equivalents	2,505	(3,349)	20,635
Cash and cash equivalents at beginning of period	18,130	12,416	—
Cash and cash equivalents at end of period	$20,635	$9,067	$20,635

Supplementary disclosure of cash flow information:
Cash paid for taxes	$30	$18	$251
Supplementary disclosure of non-cash investing and financing activities:
Value of warrants classified as derivative liability-net	$0	$—	$5,304
Value of common stock issued to induce stockholders to extend lock-up agreements	$—	$—	$3,235
Recapitalization of Synergy	$—	$4,904	$4,904

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

2. Basis of Presentation

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc. and (2) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 17, 2014. All intercompany balances and transactions have been eliminated.

On February 18, 2014, Synergy completed the distribution of ContraVir common stock (its previous wholly-owned subsidiary), to the Company’s stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares for each Synergy common stock share held as of the record date of February 6, 2014. Synergy accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and eliminating the non-controlling interest of $1.6 million. The spin-off of ContraVir’s operation had an immaterial effect on Synergy’s financial statements.

3. Recent Accounting Pronouncements

There are no recent accounting pronouncements affecting the Company.

4. Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable, and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except available-for-sale securities and derivative instruments which are marked to market at the end of each reporting period.

5. Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of March 31, 2014, the amount of cash and cash equivalents was approximately $20.6 million and consists of checking accounts and short-term money market funds held at U.S. commercial banks. As of December 31, 2013, the amount of cash and cash equivalents was approximately $18.1 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s marketable securities as of March 31, 2014 and December 31, 2013 consist of approximately $50 million in U.S. Treasury securities with maturities of less than one year and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of March 31, 2014, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the three months ended March 31, 2014. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not recognize any impairment charges. As of March 31, 2014 and December 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

Stock-based compensation has been recognized in operating results as follow:

	Three Months Ended March 31,		November 15, 2005 (inception) to
($ in thousands)	2014	2013	March 31, 2014
Employees—included in research and development	$426	$276	$3,346
Employees—included in general and administrative	396	450	3,337
Subtotal employee stock based compensation	822	726	6,683
Non-employees—included in research and development	6	135	448
Non-employees—included in general and administrative	436	396	4,231
Subtotal non-employee stock based compensation	442	531	4,679

Total stock-based compensation expense	$1,264	$1,257	$11,362

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2014, net of expected forfeitures, was approximately $8 million to be recognized over a weighted-average remaining vesting period of approximately 1.5 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk-free interest rate	1.94%-2.52%	0.04%-1.87%
Dividend yield	—	—
Expected volatility	60%	60%
Expected term (in years)	6-9.3 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013(1)	11,324,049	$0.44-20.01	$3.31	$37,521	6.94 years
Granted	350,000	$5.97	$5.97
Exercised	(9,999)	$3.40-3.95	$3.58
Forfeited	(17,990)	$20.01	$20.01

Balance outstanding, March 31, 2014(1)	11,646,060	$0.44 - 17.79	$3.37	$39,215	6.8 years
Exercisable, at March 31, 2014	5,157,125	$0.44 - 17.79	$2.98	$15,367	5.89 years

(1)         Number of shares represented above includes contingent vesting shares upon change of control. The Fair Value at the date of grant was approximately $28,918,822 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

7. Stockholders’ Equity

From January 1, 2014 through February 27, 2014, Synergy sold 3,644,143 shares of common stock for gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. This completed the $30 million of proposed sales of common stock pursuant to the June 2012 Controlled Equity Offering sales agreement, dated June 21, 2012.

On March 5, 2014, Synergy entered into Amendment No. 1 (the “Amendment”) to its Controlled Equity Offering Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. The Company intends to use the net proceeds of this offering to fund its research and development activities, including further clinical development of plecanatide and SP-333, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

From March 5, 2014 through March 31, 2014, Synergy sold 228,249 shares of common stock for gross proceeds of $1.4 million, at an average selling price of $6.08 per share, under the Amendment. Selling agent fees related to above financings from January 1, 2014 through March 31, 2014 totalled approximately $0.6 million.

Proceeds from exercise of stock options were $36,000 from January 1, 2014 through March 31, 2014.

ContraVir

Loan and Security Agreement

On June 5, 2013, ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, Synergy made an advance to ContraVir of $100,000, $100,000, $150,000 and $100,000, respectively, under a promissory note (the “Note”). The Note bears interest at six percent (6%) per annum and such interest shall be paid on the 15th of each of January, March, June and September, beginning September 15, 2013. The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise. In addition, Synergy has the right to demand payment of the unpaid principal amount and all accrued but unpaid interest thereon at any time after August 4, 2013, upon providing us fifteen (15) days prior written notice. In connection with the Loan Agreement ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On November 18, 2013, ContraVir entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to ContraVir under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars

($1,000,000). On March 27, 2014, ContraVir paid $461,236 to Synergy in full repayment of the advance, including accrued but unpaid interest thereon.

Shared Services Agreement

On July 8, 2013, ContraVir entered into a Shared Services Agreement, as amended and restated August 5, 2013, with Synergy, effective May 16, 2013. Under the Shared Services Agreement, Synergy has provided and/or made available to ContraVir various administrative, financial (accounting), insurance, facility, information technology, and other services to be provided by, or on behalf of, Synergy, together with such other services as reasonably requested by ContraVir. In consideration for such services, ContraVir paid fees to Synergy for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the Shared Services Agreement are employees and/or independent contractors of Synergy and are not under our direction or control. These personnel costs are based upon the actual percentages of time spent by Synergy personnel performing services for ContraVir under the Shared Services Agreement. ContraVir will also reimburse Synergy for direct out-of-pocket costs incurred by Synergy for third party services provided to ContraVir.  Effective April 1, 2014, Synergy terminated the shared services agreement with ContraVir.

Private Placement

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of approximately $3.2 million in a private placement and incurred expenses of $15,000 related to this placement. ContraVir sold 9,485,294 units to the investors with each unit consisting of one share of ContraVir’s common stock and one warrant to purchase an additional one half share of ContraVir’s common stock. The purchase price paid by the investors was $0.34 for each unit. The 4.7 million warrants expire after six years and are exercisable at $0.37 per share. Based upon the ContraVir’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” ContraVir recorded approximately $0.88 milion of derivative liability on the warrants issued in connection with this transaction.

Spin-off

On February 18, 2014, Synergy completed the distribution of the ContraVir common stock (its previous wholly-owned subsidiary) to Synergy’s stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares for each Synergy common stock share held as of the record date of February 6, 2014.

Synergy accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and the non-controlling interest of $1.6 million.

Net assets of ContraVir eliminated in connection with this spin-off was as follows:

Balance
($ in thousands)	February 18, 2014 (unaudited)
Assets
Cash	$3,230
Prepaid expense	6
Total assets	3,236
Accounts payable and other liabilities	(107)
Note Payable to Synergy	(455)
Due to Synergy	(54)
Derivative financial instruments, at estimated fair value-warrants	(880)

Total Liabilities	(1,496)
Net assets	$1,740

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all outstanding Synergy warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of March 31, 2014, there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-distribution and $5.359 per share as adjusted. The spin-off of ContraVir’s operation had an immaterial effect on Synergy’s financial statements.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $5.1 million and $3.6 million as of March 31, 2014 and December 31, 2013, respectively, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Fair value of Synergy common stock	$5.31	$6.07
Expected warrant term	1.25 — 3.9 years	2.25 — 4.9 years
Risk-free interest rate	0.13%-1.32%	0.31% - 0.77%
Expected volatility	60%	60%
Dividend yield	—	—

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

As of March 31, 2014, Synergy does not have any outstanding warrants which contained terms that require the use of a binomial model to determine fair value. The range of assumptions in the binomial model used to determine the fair value of certain warrants at the dates indicated was as follows:

Three months ended March 31, 2013
Fair value of Synergy common stock	$3.28- 6.07
Expected warrant term	3.63 years
Risk-free interest rate	0.36%
Expected volatility	60%
Dividend yield	0%

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability ($ in thousands)
12/31/2012	Balance of derivative financial instruments liability	2,265,160	$5,258

3/31/2013	Change in fair value of warrants during the quarter	—	1,093

3/31/2013	Balance of derivative financial instruments liability	2,265,160	6,351
6/30/2013	Fair value of new warrants issued during the quarter	—	—
6/30/2013	Reclassification of derivative liability to equity during the quarter	(1,406,691)	(3,575)
6/30/2013	Change in fair value of warrants during the quarter	—	(1,803)
6/30/2013	Balance of derivative financial instruments liability	858,469	973
9/30/2013	Fair value of new warrants issued during the quarter	—	—
9/30/2013	Change in fair value of warrants during the quarter	—	77

9/30/2013	Balance of derivative financial instruments liability	858,469	1,050
12/31/2013	Fair value of new warrants issued during the quarter	—	—
12/31/2013	Change in fair value of warrants during the quarter	—	484

12/31/2013	Balance of derivative financial instruments liability	858,469	1,534
3/31/2014	Fair value of new warrants issued during the quarter	—	—
3/31/2014	Change in fair value of warrants during the quarter	—	(223)
3/31/2014	Balance of derivative financial instruments liability	858,469	$1,311

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013 and March 31, 2014:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Derivative liabilities related to Warrants	$—	$—	$1,534	$1,534	$—	$—	$1,311	$1,311

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2014:

Description	Balance at December 31, 2013	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of March 31, 2014
Derivative liabilities related to Warrants	$1,534	$—	$(223)	$1,311

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, Synergy  reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

On January 28, 2014, the Synergy Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of Synergy common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014. As a result of the distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date and was reflected in the fair value calculation of the warrants. As of March 31, 2014 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

10. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Shar , (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would be antidilutive. For the three months ended March 31, 2014 and March 31, 2013 the effect of 11,646,060 and 10,449,232, respectively outstanding stock options were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three months ended March 31, 2014 and March 31, 2013, the effect of 5,647,203 outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future and thus you should not unduly rely on these statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”), on March 17, 2014. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

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

Recent Developments

On April 28, 2014, we started our second pivotal phase 3 clinical trial to confirm the safety and efficacy of plecanatide, our lead uroguanylin analog and once-daily oral treatment, in adult patients with chronic idiopathic constipation (CIC). This phase 3 trial is a randomized, double-blind clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study will be conducted at approximately 180 sites in the United States and will enroll approximately 1350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period. This study will be running in parallel with the first phase 3 CIC trial that was initiated in November 2013. The phase 3 program will enroll a total of approximately 2700 patients with CIC.

On April 30, 2014 we announced positive top-line results from our phase 2b dose-ranging study assessing plecanatide’s safety and efficacy in 424 patients with IBS-C. The primary objective of this trial was to determine an effective, safe and well tolerated dose for plecanatide phase 3 trials with IBS-C patients. Synergy has achieved that objective. Preliminary analysis of the data indicates that plecanatide demonstrated statistically significant improvement in complete spontaneous bowel movement (CSBM) frequency — the study’s primary endpoint — and was safe and well tolerated. Notably, patients taking the plecanatide 3.0mg dose experienced statistically significant improvement in change from baseline versus placebo in worst abdominal pain and met the FDA overall responder endpoint for IBS-C over the 12-week treatment. An overall responder for the FDA endpoint fulfills both ≥30% reduction in worst abdominal pain and an increase of ≥1 complete spontaneous bowel movements (CSBMs) from baseline in the same week for at least 50% of the weeks (i.e. 6/12 weeks).

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

Phase 3 Clinical Trial for CIC

On November 13, 2013, we announced the start of the first of two planned pivotal phase 3 clinical trials to confirm the safety and efficacy of plecanatide in adult patients with CIC. This pivotal phase 3 trial is a randomized, double-blind, clinical trial to compare a 12-week regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study will be conducted at approximately 180 sites in the United States and Canada and is expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

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

On December 27, 2012, we commenced a Phase2b clinical trial of plecanatide to treat patients with IBS-C. To qualify for enrollment, patients were required to meet the Rome III criteria for IBS-C as modified for this study.  Abdominal pain is a major part of this syndrome and patients need to have pain scores of 3 or more (on a scale of 0 to 10) for 3 days in each of the two pre-treatment weeks to qualify for the trial. Qualified patients were randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks, and were seen at the clinical site once a month during the study. At the end of treatment, patients are followed for two weeks, and return for an end of study visit.  On December 24, 2013, we announced that we had closed patient enrollment and expected to report top line data in the second quarter of 2014.

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

On May 15, 2013, we formed ContraVir Pharmaceuticals, Inc. (ContraVir), a Delaware corporation, for the purpose of developing the FV-100 asset and entered into a Contribution Agreement with ContraVir transferring the FV-100 Product to ContraVir, in exchange for the issuance to us of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share , representing 100% of the outstanding shares of common stock as of immediately following such issuance.

Spin-Off

On August 8, 2013, ContraVir Pharmaceuticals, Inc. filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission covering the 9,000,000 shares of ContraVir held by us. The separation contemplated a 100% distribution of the ContraVir shares of common stock to our stockholders on a pro-rata basis. On January 28, 2014, our Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014.

We accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million as of February 18, 2014, with a corresponding decrease in additional paid in capital. The spin-off of ContraVir’s operation had immaterial effect on Synergy’s financial statements. As a result of the distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of March 31, 2014 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2014, we have sustained cumulative net losses of approximately $187 million. From inception through March 31, 2014, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On March 5, 2014, we entered into Amendment No. 1 (the “Amendment”) to our Controlled Equity Offering Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. We intend to use the net proceeds of this offering to fund our research and development activities, including further clinical development of plecanatide and SP-333, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Select Market, to sell the Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we  may impose).

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or us. We will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and we agreed to provide Cantor with customary indemnification and contribution rights.

From January 1, 2014 through February 27, 2014, we sold 3,644,143 shares of common stock for gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. These sales completed the $30.0 million of proposed sales of common stock pursuant to our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., dated June 21, 2012. For the quarter ended March 31, 2014 we sold an additional 228,249 shares of common stock for gross proceeds of $1.4 million, at an average selling price of $6.08 per share, under the Amendment. Aggregate proceeds from these sales during the quarter ended March 31, 2014 were $22.6 million and selling agent fees related to above financings totalled approximately $0.6 million.

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of approximately $3.2 million in a private placement and expenses of $15,000 related to this placement. ContraVir sold 9,485,294 units to the investors with each unit consisting of one share of ContraVir common stock and one warrant to purchase an additional one half share of ContraVir common stock.

On February 18, 2014, we completed distribution of ContraVir common stock (its previous wholly-owned subsidiary) to our stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares to each Synergy common stock share held as of the record date of February 6, 2014. We accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and eliminating the non-controlling interest of $1.6 million. The spin-off of ContraVir’s operation had immaterial effect on Synergy’s financial statements. (footnote 7)

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2013, filed with the SEC on March 17, 2014. There have been no changes to our critical accounting policies since December 31, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 6. Commitments and Contingencies , and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitment , included in our Annual Report on Form 10-K as of December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2014.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

We had no revenues during the three months ended March 31, 2014 and 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2014 (“Current Quarter”) decreased approximately $1 million to approximately $13.3 million from approximately $14.3 million for the three months ended March 31, 2013 (“Prior Year Quarter”). This decrease in research and development expenses was primary due to lower drug production and clinical trial activities of approximately $1 million for SP-333 during the Current Quarter.  The following table sets forth our research and development expenses directly related to our product candidates for the three months ended March 31, 2014 and 2013. These expenses were primarily external costs associated with chemistry, manufacturing and controls (CMC), including costs of drug substance and product, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Three Months Ended March 31,
Drug candidates	2014	2013
Plecanatide	$8,728	$8,689
SP-333	2,938	3,908
Total direct costs	11,666	12,597
Total indirect costs	1,633	1,747
Total Research and Development	$13,299	$14,344

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates.

General and administrative expenses decreased approximately $0.1 million, to approximately $3.2 million for the Current Quarter from approximately $3.3 million for the Prior Year Quarter. These decreased expenses were primarily the result of lower corporate legal services of approximately $0.6 million for the Current Quarter, as compared to $0.7 million for the Prior Year Quarter.

Net loss for the Current Quarter was approximately $16.2 million as compared to a net loss of approximately $18.7 million incurred for the Prior Year Quarter. This decrease in our net loss of approximately $2.5 million or 13% was a result of the decreases in operating expenses discussed above, and a gain resulting from the change in fair value of derivative instruments-warrants of $0.2 million during the Current Quarter, as compared to a loss on derivative intruments-warrants of approximately $1.1 during the Prior Year Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had approximately $20.6 million in cash and cash equivalents and approximately $50 million in available for sale securities, compared to approximately $18.1 million in cash and cash equivalents and approximately $50 million in available for sale securities as of December 31, 2013. Net cash used in operating activities was approximately $20 million for the three months ended March 31,

2014 as compared to approximately $15.6 million during the three months ended March 31, 2013. Approximately $ 22 million was provided by financing transactions for the three months ended March 31, 2014, and $4.6 million for the three months ended March 31, 2013. As of March 31, 2014, we had working capital of approximately $63.6 million, as compared to working capital of $56.2 million on December 31, 2013.

As of March 31, 2014, we had an accumulated deficit of approximately $187.4 million and expects to incur significant and increasing operating losses for the next several years as we continue to expand our research, development and clinical trials of plecanatide and SP-333 for the treatment of GI diseases and disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, ourstockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of March 31, 2014, we held approximately $20.6 million in checking and money market accounts and held approximately $50 million in U.S. Treasury securities. We maintained our cash, cash equivalents and available-for-sale securities at one large money center financial institution, however balances are in excess of federally insured limits.  We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

ITEM 4.          CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15,  our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2013.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: May 12, 2014	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: May 12, 2014	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance