Form 10-Q
period 2014-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2014-08-11
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

The number of the registrant’s shares of common stock outstanding was 94,795,019 as of August 11, 2014.

SYNERGY PHARMACEUTICALS INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,”“plan” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014.  These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.                                         Financial Statements

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,200	$18,130
Available-for-sale securities	49,999	50,027
Prepaid expenses and other current assets	4,798	3,718
Total Current Assets	55,997	71,875
Property and equipment, net	589	589
Security deposits	163	94

Total Assets	$56,749	$72,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,223	$13,542
Accrued expenses	5,713	2,134

Total Current Liabilities	17,936	15,676
Derivative financial instruments, at estimated fair value-warrants	555	1,534
Total Liabilities	18,491	17,210

Stockholders’ Equity:
Preferred stock, Authorized 20,000,000 shares, at June 30, 2014 and December 31, 2013, none outstanding	—	—
Common stock, par value of $.0001 authorized 200,000,000 shares at June 30, 2014 and December 31, 2013. Issued and outstanding 94,109,263 and 90,182,115 shares at June 30, 2014 and December 31, 2013, respectively.	10	10
Additional paid-in capital	251,570	226,515
Accumulated deficit	(213,322)	(171,177)

Total Stockholders’ Equity	38,258	55,348

Total Liabilities and Stockholders’ Equity	$56,749	$72,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	24,479	9,055	37,778	23,399
General and administrative	2,279	2,803	5,457	6,081

Loss from Operations	(26,758)	(11,858)	(43,235)	(29,480)
Other Income/(Loss)
Interest and investment income -net	(1)	16	28	34
State R&D tax credits	83	—	83	—
Change in fair value of derivative instruments-warrants	756	1,803	979	710
Total Other Income	838	1,819	1,090	744

Net Loss	$(25,920)	$(10,039)	$(42,145)	$(28,736)

Weighted Average Common Shares Outstanding

Basic and Diluted	94,069,703	87,482,939	93,068,476	80,176,564

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.28)	$(0.11)	$(0.45)	$(0.36)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity

Balance, January 1, 2014	90,182,115	$10	$226,515	$(171,177)	—	$55,348
Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	3,917,149	—	22,795	—	—	22,795

Fees and expenses related to controlled equity sales	—	—	(629)	—	—	(629)
Stock based compensation expense	—	—	2,264	—	—	2,264
Exercise of stock options	9,999	—	36	—	—	36
Private placement of ContraVir common stock	—	—	3,224	—	—	3,224
Fees and expenses associated with ContraVir Private Placement	—	—	(15)	—	—	(15)
Fair value of ContraVir warrants issued in connection with private placement	—	—	(880)	—	—	(880)
Noncontrolling interest of ContraVir	—	—	—	—	(1,622)	(1,622)
Distribution of ContraVir common stock to Synergy shareholders	—	—	(1,740)	—	—	(1,740)
Elimination of noncontrolling interest of ContraVir upon distribution	—	—	—	—	1,622	1,622
Net loss for the period	—	—	—	(42,145)	—	(42,145)
Balance, June 30, 2014	94,109,263	$10	$251,570	$(213,322)	$—	$38,258

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(42,145)	$(28,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	—
Stock-based compensation expense	2,264	2,168
Accretion of discount/premium on investment securities	28	98
Change in fair value of derivative instruments-warrants	(979)	(710)
Changes in operating assets and liabilities:
Security deposit	(69)	—
Accounts payable and accrued expenses	2,421	(623)
Prepaid expenses and other current assets	(1,086)	(802)
Total Adjustments	2,636	131
Net Cash Used in Operating Activities	(39,509)	(28,605)

Cash Flows From Investing Activities:
Loans to related parties	—	(270)
Purchases of available-for-sale securities	—	(64,000)
Additions to property and equipment	(57)	(459)
Repayment on ContraVir loan receivable	455	—
Net Cash Provided by /(Used in) Investing Activities	398	(64,729)
Cash Flows From Financing Activities:
Issuance of common stock pursuant to controlled equity sales agreement	22,795	94,734
Issuance of common stock of ContraVir	3,224	—
Fees and expenses related to equity issuances	(644)	(5,623)
Proceeds from exercise of stock options	36	119
Distribution of cash associated with ContraVir Spinoff	(3,230)	—
Net Cash Provided by Financing Activities	22,181	89,230
Net decrease in cash and cash equivalents	(16,930)	(4,104)
Cash and cash equivalents at beginning of period	18,130	12,416
Cash and cash equivalents at end of period	$1,200	$8,312

Supplementary disclosure of cash flow information:
Cash paid for taxes	$30	$27
Supplementary disclosure of non-cash investing and financing activities:
Value of warrants classified as derivative liability-net	$—	$(3,575)
Recapitalization of Synergy	$—	$4,904
Distribution of net assets of ContraVir	$84	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals (“Synergy” or the “Company”) is a biopharmaceutical company focused on the development of novel therapies based on the naturally occurring human hormone, uroguanylin, to treat GI diseases and disorders. Synergy has created two unique analogs of uroguanylin — plecanatide and SP-333 — designed to mimic the natural hormone’s activity on the intestinal guanylate cyclase-C (GC-C) receptor and target a variety of GI conditions. Plecanatide is currently in two pivotal phase 3 trials for chronic idiopathic constipation (CIC) and recently reached the halfway mark for patient enrollment in the first CIC registration trial. Synergy plans to release topline data from the first CIC registration trial in the second quarter of 2015. In April 2014, the Company announced positive top-line data results with plecanatide in a phase 2b study for irritable bowel syndrome with constipation (IBS-C). Synergy plans to initiate its pivotal phase 3 IBS-C program with plecanatide in the fourth quarter of this year.

SP-333 is Synergy’s next-generation uroguanylin analog in development for the treatment of opioid-induced constipation (OIC) and mild-to-moderate ulcerative colitis. SP-333 is designed to be a highly potent and stable version of the naturally occurring gastrointestinal (GI) hormone, uroguanylin, and resistant to proteolysis in gastric intestinal fluids. SP-333 has completed phase 1 single and multiple ascending dose studies in healthy volunteers and is currently in a phase 2 clinical trial for OIC. Synergy is also developing a unique formulation of SP-333 for treating GI inflammation in patients with ulcerative colitis.

2. Basis of Presentation

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc., (2) ContraVir Pharmaceuticals, Inc. (through February 14, 2014) and (3) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 17, 2014. All intercompany balances and transactions have been eliminated.

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

These condensed consolidated financial statements as of June 30, 2014 have been prepared under the assumption that Synergy will continue as a going concern. Synergy’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements as of June 30, 2014 do not include any adjustments that might result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

On June 13, 2014, the FASB issued ASU 2014-101( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP.  This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities.  In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties.  ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. Synergy elected early adoption as of June 30, 2014 and does not believe the adoption of the standard had a material impact on its financial position, results of operations or related financial statement disclosures.

4. Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except available-for-sale securities and derivative instruments which are marked to market at the end of each reporting period. (footnote 5 and footnote 9)

5. Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of June 30, 2014, the amount of cash and cash equivalents was $1.2 million and consists of checking accounts and short-term money market funds held at U.S. commercial banks. As of December 31, 2013, the amount of cash and cash equivalents was approximately $18.1 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s marketable securities as of June 30, 2014 and December 31, 2013 consist of approximately $50 million in U.S. Treasury securities with maturities of less than one year and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of June 30, 2014, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the three and six months ended June 30, 2014. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not recognize any impairment charges. As of June 30, 2014 and December 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

Stock-based compensation has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
($ in thousands)	2014	2013	2014	2013
Employees—included in research and development	$438	$278	$864	$555
Employees—included in general and administrative	468	331	863	781
Subtotal employee stock based compensation	906	609	1,727	1,336
Non-employees—included in research and development	(3)	2	4	137
Non-employees—included in general and administrative	96	300	533	695
Subtotal non-employee stock based compensation	93	302	537	832

Total stock-based compensation expense	$999	$911	$2,264	$2,168

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2014, net of expected forfeitures, was approximately $9 million to be recognized over a weighted-average remaining vesting period of approximately 2.2 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk-free interest rate	1.78%-1.98%	0.41%-1.11%
Dividend yield	—	—
Expected volatility	60%	60%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013(1)	11,324,049	$0.44-20.01	$3.31	$37,521	6.94 years
Granted	1,659,000	$4.24-5.97	$4.63
Exercised	(9,999)	$3.40-3.95	$3.58	$23
Forfeited	(110,190)	$8.34-20.01	$17.51

Balance outstanding, June 30, 2014(1)	12,862,860	$0.44-13.90	$3.36	$14,692	6.94 years
Exercisable, at June 30, 2014	5,227,566	$0.44-13.90	$2.82	$8,238	5.81 years

(1)         Number of options represented above includes 4,360,000 options vesting upon change of control, granted during the years ended December 31, 2009 and 2010, at an exercise price of $0.70 per share. Because the probability of a change of control transaction is not predictable no stock based compensation expense associated with these options has been recognized since the grant date.

7. Stockholders’ Equity

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

Synergy is not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or the Company. The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

Pursuant to the original Agreement, Synergy sold 3,644,143 shares of common stock, from January 1, 2014 through March 4, 2014, yielding gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. This completed the $30 million of proposed sales of common stock pursuant to the Agreement.  Under the Amendment, Synergy sold an additional 273,006 shares of common stock, from March 5, 2014 through June 30, 2014, yielding gross proceeds of $1.6 million, at an average selling price of $5.78 per share. Selling agent fees related to above financings from January 1, 2014 through June 30, 2014 were approximately $629,000.

Proceeds from exercise of stock options were $36,000 from January 1, 2014 through June 30, 2014.

ContraVir

Private Placement

On February 4, 2014, Synergy’s wholly owned subsidiary, ContraVir Pharmaceuticals, Inc. (ContraVir) entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of approximately $3.2 million in a private placement and incurred expenses of $15,000 related to this placement. ContraVir sold 9,485,294 units to the investors with each unit consisting of one share of ContraVir’s common stock and one warrant to purchase an additional one half share of ContraVir’s common stock. The purchase price paid by the investors was $0.34 for each unit. The 4.7 million warrants expire after six years and are exercisable at $0.37 per share. Based upon the ContraVir’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” ContraVir recorded approximately $0.88 million of derivative liability on the warrants issued in connection with this transaction.

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

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all outstanding Synergy warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of June 30, 2014, there were 5,647,203 Synergy non-public warrants outstanding with a weighted average exercise price of $5.37 per share pre-distribution and $5.359 per share as adjusted. The spin-off of ContraVir’s operation had an immaterial effect on Synergy’s financial statements.

Loan and Security Agreement

On June 5, 2013, ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, Synergy made an advance to ContraVir of $100,000, $100,000, $150,000 and $100,000, respectively, under a promissory note (the “Note”). The Note bears interest at six percent (6%) per annum. In connection with the Loan Agreement ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On November 18, 2013, ContraVir entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to ContraVir under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). On March 27, 2014, ContraVir paid $461,236 to Synergy in full repayment of the advance, including accrued but unpaid interest thereon.

Shared Services Agreement

On July 8, 2013, ContraVir entered into a Shared Services Agreement, as amended and restated August 5, 2013, with Synergy, effective May 16, 2013. Under the Shared Services Agreement, Synergy has provided and/or made available to ContraVir various administrative, financial (accounting), insurance, facility, information technology, and other services. In consideration for such services, ContraVir paid fees to Synergy sufficient to allow Synergy to recover all of its direct and indirect costs incurred in providing those services. Effective April 1, 2014, Synergy terminated the shared services agreement with ContraVir.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $4.4 million and $3.6 million as of June 30, 2014 and December 31, 2013, respectively, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Fair value of Synergy common stock	$4.07	$4.23
Expected warrant term	1.0 — 3.7 years	2 — 4.7 years
Risk-free interest rate	0.11%-1.32%	0.36% - 1.41%
Expected volatility	60%	60%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability ($ in thousands)
12/31/2012	Balance of derivative financial instruments liability	2,265,160	$5,258

3/31/2013	Change in fair value of warrants during the quarter	—	1,093

3/31/2013	Balance of derivative financial instruments liability	2,265,160	6,351
6/30/2013	Fair value of new warrants issued during the quarter	—	—
6/30/2013	Reclassification of derivative liability to equity during the quarter	(1,406,691)	(3,575)
6/30/2013	Change in fair value of warrants during the quarter	—	(1,803)
6/30/2013	Balance of derivative financial instruments liability	858,469	973
9/30/2013	Fair value of new warrants issued during the quarter	—	—
9/30/2013	Change in fair value of warrants during the quarter	—	77

9/30/2013	Balance of derivative financial instruments liability	858,469	1,050
12/31/2013	Fair value of new warrants issued during the quarter	—	—
12/31/2013	Change in fair value of warrants during the quarter	—	484

12/31/2013	Balance of derivative financial instruments liability	858,469	1,534
3/31/2014	Fair value of new warrants issued during the quarter	—	—
3/31/2014	Change in fair value of warrants during the quarter	—	(223)
3/31/2014	Balance of derivative financial instruments liability	858,469	$1,311
6/30/2014	Fair value of new warrants issued during the quarter	—	—
6/30/3014	Change in fair value of warrants during the quarter	—
6/30/2014	Balance of derivative financial instruments liability		(756)
		858,469	$555

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013 and June 30, 2014:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Derivative liabilities related to Warrants	$—	$—	$1,534	$1,534	$—	$—	$555	$555

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2014:

Description	Balance at December 31, 2013	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of June 30, 2014
Derivative liabilities related to Warrants	$1,534	$—	$(979)	$555

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

On January 28, 2014, the Synergy Board of Directors declared a stock dividend of .0986 ContraVir shares for each share of Synergy common stock held as of the record date of February 6, 2014, which was distributed on February 18, 2014. As a result of the distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date and was reflected in the fair value calculation of the warrants. As of the record date there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.37 per share pre-distribution and $5.359 per share as adjusted.

10. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would be antidilutive. For the three and six months ended June 30, 2014 and June 30, 2013 the effect of 12,862,860 and 10,463,063, respectively outstanding stock options, at the end of each period, were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three and six months ended June 30, 2014 and June 30, 2013, the effect of 5,647,203 outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

11. Subsequent Events

From July 1, 2014 through August 10, 2014, Synergy sold an additional 685,781 shares of common stock, under Synergy’s Amended Controlled Equity Offering Sales Agreement with Cantor (footnote 7).  These sales yielded gross proceeds of $2.8 million, at an average selling price of $4.10 per share. There is $45.6 million of common stock available unsold under the Amended Controlled Equity Offering Sales Agreement as of August 10, 2014.

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

Business Overview

We are a biopharmaceutical company focused on the development of novel therapies based on the naturally occurring human hormone, uroguanylin, to treat GI diseases and disorders. Synergy has created two unique analogs of uroguanylin — plecanatide and SP-333 — designed to mimic the natural hormone’s activity on the intestinal guanylate cyclase-C (GC-C) receptor and target a variety of GI conditions. Plecanatide is currently in two pivotal phase 3 trials for chronic idiopathic constipation (CIC) and recently reached the halfway mark for patient enrollment in the first CIC registration trial. We plan to release topline data from the first CIC registration trial in the second quarter of 2015. In April 2014, we announced positive top-line data results with plecanatide in a phase 2b study for irritable bowel syndrome with constipation (IBS-C). We plan to initiate its pivotal phase 3 IBS-C program with plecanatide in the fourth quarter of this year.

SP-333 is our next-generation uroguanylin analog in development for the treatment of OIC and mild-to-moderate ulcerative colitis. SP-333 is designed to be a highly potent and stable version of the naturally occurring gastrointestinal (GI) hormone, uroguanylin, and resistant to proteolysis in gastric intestinal fluids. SP-333 has completed phase 1 single and multiple ascending dose studies in healthy volunteers and is currently in a phase 2 clinical trial for OIC. We are also developing a unique formulation of SP-333 for treating GI inflammation in patients with ulcerative colitis.

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

On April 30, 2014 we announced positive top-line results from our phase 2b dose-ranging study assessing plecanatide’s safety and efficacy in 424 patients with IBS-C. The primary objective of this trial was to determine an effective, safe and well tolerated dose for plecanatide phase 3 trials with IBS-C patients. Synergy has achieved that objective. Preliminary analysis of the data indicates that plecanatide demonstrated statistically significant improvement in complete spontaneous bowel movement (CSBM) frequency — the study’s primary endpoint — and was safe and well tolerated. Notably, patients taking the plecanatide 3.0mg dose experienced statistically significant improvement in change from baseline versus placebo in worst abdominal pain and met the FDA overall responder endpoint for IBS-C over the 12-week treatment. An overall responder for the FDA endpoint fulfills both >30% reduction in worst abdominal pain and an increase of >1 complete spontaneous bowel movements (CSBMs) from baseline in the same week for at least 50% of the weeks (i.e. 6/12 weeks).

On July 8, 2014, we announced that we have successfully completed an End-of-Phase 2 meeting with the FDA on our lead drug plecanatide for the treatment of irritable bowel syndrome with constipation (IBS-C).  An agreement was reached with the FDA for the plecanatide pivotal phase 3 IBS-C clinical development program that is scheduled to begin in the fourth quarter of this year.

On July 14, 2014, we announced that we had reached the halfway mark for total enrollment in the first pivotal phase 3 trial of plecanatide in patients with CIC.

On July 17, 2014, we announced that we completed Patient Enrollment for SP-333 Phase 2 Trial in Patients with Opioid-Induced Constipation.

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

Phase 3 Clinical Trial for CIC

On November 13, 2013, we announced the start of the first of two planned pivotal phase 3 clinical trials to confirm the safety and efficacy of plecanatide in adult patients with CIC. This pivotal phase 3 trial is a randomized, double-blind, clinical trial to compare a 12-week regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study will be conducted at approximately 180 sites in the United States and Canada and is expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period. On April 28, 2014, we started our second pivotal phase 3 clinical trial of plecanatide in 1,350 adult patients with CIC. This phase 3 trial is a randomized, double-blind clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study will be conducted at approximately 180 sites in the United States and will enroll approximately 1350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period. This study will be running in parallel with the first phase 3 CIC trial that was initiated in November 2013. The phase 3 program will enroll a total of approximately 2700 patients with CIC.

Phase 2b Clinical Trial for IBS-C

In addition to CIC, plecanatide is also being developed to treat IBS-C.  IBS is generally characterized by symptoms of abdominal pain or discomfort such as cramping, bloating, gas, and constipation or diarrhea or both. IBS-C is the subtype of IBS that plecanatide is being developed to treat. IBS is one of the most commonly diagnosed GI illnesses in the United States.  As many as 14% or up to 42 million adult Americans suffer from IBS.  Depending on the criteria used to define bowel habit predominance it is estimated that 16 to 30% of IBS patients (approximately 7 to 13 million) experience symptoms consistent with the IBS-C subtype.

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

On December 27, 2012, we commenced a Phase 2b clinical trial of plecanatide to treat patients with IBS-C. To qualify for enrollment, patients were required to meet the Rome III criteria for IBS-C as modified for this study.  Abdominal pain is a major part of this syndrome and patients needed to have pain scores of 3 or more (on a scale of 0 to 10) for 3 days in each of the two pre-treatment weeks to qualify for the trial. Qualified patients were randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks, and were seen at the clinical site once a month during the study. At the end of treatment, patients are followed for two weeks, and return for an end of study visit.

On April 30, 2014 we announced positive top-line results from this phase 2b dose-ranging study assessing plecanatide’s safety and efficacy in 424 patients with IBS-C. See results above

SP-333

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

On July 17, 2014, we announced that we completed patient enrollment for our SP-333 Phase 2 trial in patients with OIC and expect to report top-line results during the fourth Quarter 2014.

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

On May 15, 2013, we formed ContraVir Pharmaceuticals, Inc. (ContraVir), a Delaware corporation, for the purpose of developing the FV-100 asset and entered into a Contribution Agreement with ContraVir transferring the FV-100 Product to ContraVir, in exchange for the issuance to us of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share, representing 100% of the outstanding shares of common stock as of immediately following such issuance.

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

We accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million as of February 18, 2014, with a corresponding decrease in additional paid in capital. The spin-off of ContraVir’s operation had immaterial effect on Synergy’s financial statements. As a result of the distribution, an adjustment was made to the exercise price of all outstanding Synergy warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of the record date there were 5,647,203 Synergy warrants subject to adjustment with a weighted average exercise price of $5.37 per share pre-Distribution and $5.359 per share as adjusted.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2014, we have sustained cumulative net losses of approximately $213.3 million. From inception through June 30, 2014, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Select Market, to sell the Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we 0-may impose).

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

Pursuant to the original Agreement, we sold 3,644,143 shares of common stock, from January 1, 2014 through March 4, 2014, yielding gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. This completed the $30 million of proposed sales of common stock pursuant to the Agreement.  Under the Amendment, Synergy sold an additional 273,006 shares of common stock, from March 5, 2014 through June 30, 2014, yielding gross proceeds of $1.6 million, at an average selling price of $5.78 per share. Selling agent fees related to above financings from January 1, 2014 through June 30, 2014 were $628,856.

From July 1, 2014 through August 10, 2014, we sold an additional 685,781 shares of common stock, under the Amendment, yielding gross proceeds of $2.8 million, at an average selling price of $4.10 per share.

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

On February 18, 2014, we completed distribution of ContraVir common stock (its previous wholly-owned subsidiary) to our stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares to each Synergy common stock share held as of the record date of February 6, 2014. We accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and eliminating the non-controlling interest of $1.6 million. The spin-off of ContraVir’s operation had immaterial effect on our financial statements.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2013, filed with the SEC on March 17, 2014.  We adopted ASU 2014-101 effective June 30, 2014 and accordingly no longer presents inception to date results on the Company’s statements of operations, changes in stockholder’s equity and cash flow (footnote 3). There have been no other changes to our critical accounting policies since December 31, 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2014.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

We had no revenues during the three months ended June 30, 2014 and 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2014 (“Current Quarter”) increased approximately $15.4 million to approximately $24.5 million from approximately $9.1 million for the three months ended June 30, 2013 (“Prior Year Quarter”). This increase in research and development expenses was primary due to higher drug production and clinical trial activities of approximately $15 million for SP-333 and plecanatide during the Current Quarter.  The following table sets forth our research and development expenses directly related to our product candidates for the three months ended June 30, 2014 and 2013. These expenses were primarily external costs associated with chemistry, manufacturing and controls (CMC), including costs of drug substance and product, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Three Months Ended June 30,
Drug candidates	2014	2013
Plecanatide	$18,741	$6,164
SP-333	3,913	1,515
Total direct costs	22,654	7,679
Total indirect costs	1,825	1,376
Total Research and Development	$24,479	$9,055

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates.

General and administrative expenses decreased approximately $0.5 million, to approximately $2.3 million for the Current Quarter from approximately $2.8 million for the Prior Year Quarter. These decreased expenses were primarily the result of lower corporate legal, advisory services of approximately $0.5 million for the Current Quarter, as compared to $0.9 million for the Prior Year Quarter.

Net loss for the Current Quarter was approximately $25.9 million as compared to a net loss of approximately $10 million incurred for the Prior Year Quarter. This increase in our net loss of approximately $15.9 million or 159% was a result of the increases in operating expenses discussed above, and by a gain resulting from the change in fair value of derivative instruments-warrants of $0.7 million during the Current Quarter, as compared to a gain on derivative instruments-warrants of approximately $1.8 million during the Prior Year Quarter.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

We had no revenues during the six months ended June 30, 2014 and 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2014 (“Current Period”) increased approximately $14.4 million to approximately $37.8 million from approximately $23.4 million for the six months ended June 30, 2013 (“Prior Year Period”). This increase in research and development expenses was primary due to higher drug production and clinical trial activities of approximately $14 million for SP-333 and plecanatide during the Current Period.  The following table sets forth our research and development expenses directly related to our product candidates for the six months ended June 30, 2014 and 2013. These expenses were primarily external costs associated with chemistry, manufacturing and controls (CMC), including costs of drug substance and product, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Six Months Ended June 30,
Drug candidates	2014	2013
Plecanatide	$27,739	$14,853
SP-333	6,581	5,423
Total direct costs	34,320	20,276
Total indirect costs	3,458	3,123
Total Research and Development	$37,778	$23,399

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, share-based compensation and research and development support services are not directly allocated to specific drug candidates.

General and administrative expenses decreased approximately $0.6 million, to approximately $5.5 million for the Current Period from approximately $6.1 million for the Prior Year Period. These decreased expenses were primarily the result of lower corporate legal and advisory services of approximately $1.5 million for the Current Period, as compared to $2.1 million for the Prior Year Period.

Net loss for the Current Period was approximately $42.2 million as compared to a net loss of approximately $28.7 million incurred for the Prior Year Period. This increase in our net loss of approximately $13.5 million or 47% was a result of the increases in operating expenses discussed above, offset by a gain resulting from the change in fair value of derivative instruments-warrants of $1.0 million during the Current Period, as compared to a gain on derivative instruments-warrants of approximately $0.7 million during the Prior Year Period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had approximately $1.2 million in cash and cash equivalents and approximately $50 million in available for sale securities, compared to approximately $18.1 million in cash and cash equivalents and approximately $50 million in available for sale securities as of December 31, 2013. Net cash used in operating activities was approximately $39.5 million for the six months ended June 30, 2014 as compared to approximately $28.6 million during the six months ended June 30, 2013. Approximately $ 22.2 million was provided by financing transactions, net of fees and expenses, for the six months ended June 30, 2014, and $89.2 million, net of fees and expenses, for the six months ended June 30, 2013. As of June 30, 2014, we had working capital of approximately $38.1 million, as compared to working capital of $56.2 million on December 31, 2013.

From July 1, 2014 through August 10, 2014, we sold an additional 685,781 shares of common stock, under Amendment No. 1 to our Controlled Equity Offering Sales Agreement, with Cantor Fitzgerald & Co. (the “Amendment”), yielding gross proceeds of $2.8 million, at an average selling price of $4.10 per share. There is $45.6 million of common stock available unsold under the Amendment as of August 10, 2014.

As of June 30, 2014, we had an accumulated deficit of approximately $213.3 million and expects to incur significant and increasing operating losses for the next several years as we continue to expand our research, development and clinical trials of plecanatide and SP-333 for the treatment of GI diseases and disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of June 30, 2014, we held approximately $1.2 million in checking and money market accounts and held approximately $50 million in U.S. Treasury securities. Our cash, cash equivalents balances are in excess of federally insured limits. Our available-for-sale securities are comprised solely of U.S. Treasury securities. We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits and investments.

ITEM 4.                                                CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15,  our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2014.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2013.

ITEM 2.                                                PROPERTIES

On June 30, 2014, we entered into a Lease Amendment of our New York office, a.) adding approximately 1,800 square feet of contiguous office to our existing lease of approximately 6,700 square feet and b.) extending our existing lease for additional three years to March 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $51,000 on straight line basis, prospectively.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: August 11, 2014	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: August 11, 2014	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance