Form 10-K
period 2014-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2015-03-16
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $337,346,977 as of June 30, 2014, based upon the closing price on the NASDAQ Global Select market reported for such date.

The number of the registrant’s shares of common stock outstanding was 96,609,764 as of March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SYNERGY PHARMACEUTICALS INC.

FORM 10-K

PART I

This Report on Form 10-K for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

Unless the context requires otherwise, the words “Synergy,” “the Company,” “we,” “us,” refer to Synergy Pharmaceuticals Inc. and Subsidiaries.

Business Overview

We are a biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. Our lead product candidate is plecanatide (formerly called SP-304), a phase 3 guanylate cyclase C, or GC-C, receptor agonist, designed to treat GI disorders, primarily chronic idiopathic constipation, or CIC, and constipation-predominant irritable bowel syndrome, or IBS-C. CIC and IBS-C are functional gastrointestinal disorders that afflict millions of individuals worldwide. CIC is primarily characterized by constipation symptoms with straining, bloating and abdominal discomfort reported by a majority of such patients.  IBS-C is characterized by frequent and recurring abdominal pain and/or discomfort associated with chronic constipation.  Plecanatide is currently completing two phase 3 registration trials in CIC patients, and has begun the first of two phase 3 registration trials in IBS-C patients.  Our second drug in the clinic, SP-333 is a next-generation uroguanylin analog in development for the treatment of opioid induced constipation, or OIC, and mild-to-moderate ulcerative colitis. SP-333 is designed to be a highly potent and proteolytically stable analog of the naturally occurring GI peptide, uroguanylin, displaying significant resistance to proteolysis in gastric intestinal fluids. We completed phase 1 single- and multiple-ascending dose studies in healthy volunteers, as well as reporting positive data from a phase 2 clinical trial of SP-333 in OIC patients.  We have also announced the start of a phase 1b proof-of-concept trial of SP-333 in patients with ulcerative colitis.  We have additionally been developing a unique formulation of SP-333 for use in patients with ulcerative colitis.

Recent Developments

On January 8, 2015 and January 29, 2015 we announced that we had completed patient enrollment in the first and second of two pivotal phase 3 trials, respectively, which are evaluating the safety and efficacy of two plecanatide doses (3.0 and 6.0 mg) in patients with CIC. Each trial is a randomized, 12-week, double-blind, placebo-controlled phase 3 trial evaluating plecanatide, once-daily oral tablets, in approximately 1350 adult patients with CIC. We expect to release top-line data results from the first phase 3 CIC trial in second quarter of 2015, and top-line results from the second phase 3 CIC trial in the third quarter of 2015. In the fourth quarter of 2015, we plan to file our first new drug application (NDA) with FDA for plecanatide to treat CIC.

On December 18, 2014 we announced the initiation of the first of two planned pivotal phase 3 clinical trials evaluating the safety and efficacy of 3.0 and 6.0 mg plecanatide, once-daily oral tablets, for the treatment of irritable bowel syndrome with constipation (IBS-C).

On November 19, 2014 we announced positive top-line results from a phase 2 trial assessing safety, efficacy and dose-response of three different once-daily oral SP-333 tablets (1.0, 3.0 and 6.0 mg) compared with placebo in 289 patients with opioid-induced constipation (OIC). Preliminary analysis of the data indicates SP-333 met the study’s primary endpoint and demonstrated statistically significant improvement in mean change from baseline in the number of spontaneous bowel movements (SBMs) during Week 4 of the treatment period. SP-333 was safe and well tolerated at all doses.

On November 3, 2014 we announced the closing of a private offering of $200 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019 (including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019).  The notes are unsecured, senior obligations and bear interest at a rate of 7.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. The notes will mature on November 1, 2019, unless earlier purchased or converted. The holders of the notes have the ability to require us to repurchase the notes in whole or in part for cash in the event of a fundamental change, as defined in the indenture agreement. In such case, the repurchase price would generally be 100% of the principal amount of the notes plus any accrued and unpaid interest. The notes are convertible, at any time, into shares of our common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share. The net proceeds from this offering were approximately $187.3 million, after deducting estimated expenses and the initial purchasers’ discount.

Drug Development

Our patented GI drug candidates were discovered and developed in-house by our scientists.

Plecanatide

Plecanatide is a synthetic analog of uroguanylin, a natural human peptide that regulates ion and fluid transport in the intestine. Orally-administered, plecanatide binds to the same receptors on the inside of the gastrointestinal tract as uroguanylin, and we believe it is capable of restoring the normal balance of fluid, thus restoring the regular function of the intestine in patients suffering from GI disorders such as CIC and IBS-C.

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

On January 2, 2013, we announced positive results from our large phase 2 multicenter clinical trial of our lead investigational drug plecanatide in patients with CIC. On May 15, 2013, at Digestive Disease Week 2013, we presented a late-breaking abstract, the title of which is: “Plecanatide, a Novel Guanylate Cyclase C (GC-C) Receptor Agonist, is Efficacious and Safe in Patients with Chronic Idiopathic Constipation (CIC): Results from a 951-Patient, 12-Week, Multi-Center Trial.”

Phase 3 Clinical Trial for CIC

On November 13, 2013, we announced the start of the first of two planned pivotal Phase 3 clinical trials to confirm the safety and efficacy of plecanatide in adult patients with CIC. The pivotal Phase 3 trial is a randomized, double-blind, clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study is expected to be conducted at approximately 180 sites in the United States and Canada and is expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

On April 28, 2014, we initiated our second pivotal Phase 3 clinical trial for plecanatide in CIC patients. The primary objective of this trial is to confirm the safety and efficacy of plecanatide, a GC-C receptor agonist and once-daily oral treatment, in adult patients with CIC. This Phase 3 trial is a randomized, double-blind clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study is expected to be conducted at approximately 180 sites in the United States and is expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

On January 8, 2015 and February 2, 2015 we announced that we had completed patient enrollment in the first and second of two pivotal phase 3 trials, respectively, which are evaluating the safety and efficacy of two plecanatide doses (3.0 and 6.0 mg) in patients with CIC. Each trial is a randomized, 12-week, double-blind, placebo-controlled phase 3 trial evaluating approximately 1350 adult patients with CIC. We expect to announce top-line data results from the first phase 3 CIC trial in 2Q 2015, and top-line results from the second phase 3 CIC trial in the third quarter of 2015. In the fourth quarter of this year, we plan to file our first NDA with FDA for plecanatide in the CIC indication.

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

On December 27, 2012, we commenced a Phase 2b dose-ranging trial of plecanatide to treat patients with IBS-C. This study was conducted at 70 sites in the U.S. To qualify for enrollment, patients had to meet the Rome III criteria for IBS-C as modified for this study. Abdominal pain is a major part of this syndrome and patients need to have pain scores of 3 or more (on a scale of 1 to 10) for 3 days in each of the two pre-treatment weeks. Qualified patients were randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks, and were seen at the clinical site once a month during the study.

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

On December 18, 2014 we announced the initiation of the first of two planned pivotal phase 3 clinical trials evaluating the safety and efficacy of 3.0 and 6.0 mg plecanatide, once-daily oral tablets, for the treatment of irritable bowel syndrome with constipation (IBS-C), consistent with the ongoing CIC registration trials. IBS-C patients successfully completing either of the 12-week placebo-controlled registration trials will be offered enrollment into a long-term safety trial in order to support the ongoing long-term safety database for the CIC indication.

SP-333

We are developing a second-generation GC-C receptor analog, SP-333, for the treatment of opioid induced constipation, or OIC, and for inflammatory bowel disease, or IBD. SP-333 is a synthetic analog of uroguanylin, a natriuretic peptide that is normally produced in the body’s intestinal tract. Deficiency of this peptide is thought to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult- to-treat GI inflammatory disorders such as UC and Crohn’s disease.

On September 7, 2012, we submitted an Investigational New Drug, or IND, application for clinical evaluation of SP-333 to treat IBD. On December 28, 2012, we successfully completed a Phase 1 placebo-controlled, dose escalating, single-dose study of 70 healthy adult volunteers. In January 2013, we commenced a multiple ascending oral dosing study of healthy volunteers in a Phase 1 trial of SP-333, which was completed during the quarter ended June 30, 2013.

On October 30, 2013 we announced the start of the Phase 2 clinical trial to evaluate the safety and efficacy of SP-333 in adult patients with OIC. The multi-center, randomized, double-blind clinical trial will compare a 4-week, dose-ranging regimen of SP-333 (1.0, 3.0 and 6.0mg) against placebo in adult patients taking opioid analgesics for chronic, non-cancer pain for at least three months.

On November 19, 2014 we announced positive top-line results from a phase 2 trial assessing safety, efficacy and dose-response of three different once-daily oral SP-333 tablets (1.0, 3.0 and 6.0 mg) compared with placebo in 289 patients with OIC. Preliminary analysis of the data indicates SP-333 met the study’s primary endpoint and demonstrated statistically significant improvement in mean change from baseline in the number of spontaneous bowel movements (SBMs) during Week 4 of the treatment period. SP-333 was safe and well tolerated at all doses.

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

Contribution Agreement

On June 10, 2013 we entered into a Contribution Agreement with ContraVir (the “Contribution Agreement”), transferring the FV-100 Product to ContraVir, in exchange for the issuance to us of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share, representing 100% of the outstanding shares of common stock as of immediately following such issuance. During the period August 17, 2012 through September 30, 2013, we made no expenditures related to the research and development of FV-100, thus, we determined that the contributed asset did not meet the definition of a business, as defined in ASC 805, “Business Combinations” and was accounted for under ASC 350, “Intangibles Goodwill and Other” as a contribution of assets. The contribution of this asset was accounted for at our net book value, which was zero.

Loan and Security Agreement

On June 5, 2013, ContraVir entered into a Loan and Security Agreement with us pursuant to which we agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, we made an advance to ContraVir of $100,000, $100,000, $150,000 and $100,000, respectively, under a Promissory Note (the “Note”). The Note bore interest at six percent (6%) per annum. In connection with the Loan Agreement ContraVir granted to us a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On November 18, 2013, ContraVir entered into an amendment to the Loan Agreement with us pursuant to which we agreed to increase the aggregate amount available to ContraVir under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). On March 27, 2014, ContraVir paid $461,236 to us in full repayment of the advance, including accrued but unpaid interest thereon.

Shared Services Agreement

On July 8, 2013, ContraVir entered into a Shared Services Agreement, as amended and restated August 5, 2013, with us, effective May 16, 2013. Under the Shared Services Agreement, we provided and/or made available to ContraVir various administrative, financial (accounting), insurance, facility, information technology, and other services. In consideration for such services, ContraVir paid fees to us sufficient to allow us to recover all of our direct and indirect costs incurred in providing those services. Effective April 1, 2014, we terminated the shared services agreement with ContraVir.

Spin-Off

On February 18, 2014, we completed the distribution of the ContraVir common stock (our previous wholly-owned subsidiary) to our stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares for each share of our common stock held as of the record date of February 6, 2014.

We accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and the non-controlling interest of $1.6 million. The spin-off of ContraVir’s operation had an immaterial effect on our financial statements.

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all our outstanding warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2014, there were 3,378,453 of our non-public warrants outstanding with a weighted average exercise price of $5.34 per share pre-distribution and $5.33 per share as adjusted.

Synergy - Callisto Merger

On July 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto Pharmaceuticals, Inc., or Callisto, as amended on October 15, 2012. At the time, Callisto was our largest stockholder and a development stage biopharmaceutical company.

On January 17, 2013, we completed our acquisition of Callisto, pursuant to the Merger Agreement, as amended.  Pursuant to the Merger Agreement, each outstanding share of Callisto common stock was converted into the right to receive 0.1799 ( the “Exchange Ratio”) of one share of our common stock and the 22,295,000 shares of our common stock held by Callisto were canceled. In addition, each stock option exercisable for shares of Callisto common stock that was outstanding on January 17, 2013 was assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Callisto common stock prior to the merger and exchanged such shares for shares of our common stock in accordance with the Exchange Ratio. In addition, each Callisto stock option exercisable for shares of our common stock outstanding on January 17, 2013 was assumed by us and each outstanding warrant or obligation to issue a warrant to purchase shares of Callisto common stock, whether or not vested, was cancelled. Upon consummation of the merger the related party balance due from Callisto, $3,305,636 as of December 31, 2012, was eliminated. In connection with the consummation of the merger, we issued a total of approximately 28,605,354 shares of our common stock to former Callisto stockholders in exchange for their shares of Callisto common stock.

As Callisto did not have the required inputs, process or outputs, it did not meet the definition of a business under ASC 805, thus the merger was not accounted for as a business combination. The merger was accounted for as a recapitalization of us, effected through exchange of Callisto shares for our shares, and the cancellation of our shares held by Callisto. The excess of our shares issued to Callisto shareholders over our shares held by Callisto was the result of a discount associated with the restricted nature of our shares received by Callisto shareholders. Therefore, considering this discount, the share exchange was determined to be equal from a fair value standpoint. On January 17, 2013, the effective date of the merger, we accounted for the merger by assuming Callisto’s net liabilities, of approximately $1.7 million, principally trade payables. In accordance with ASC 805, our financial statements were not restated retroactively to reflect the historical financial position or results of operations of Callisto.

Competition

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies focusing on GI such as Ironwood Pharmaceuticals, Inc., Actavis plc,  Takeda Pharmaceuticals America, Inc., Sucampo Pharmaceuticals, Inc., AstraZeneca, Salix Pharmaceuticals, Inc. and Shire Plc. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

Research and Development Expenses

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance. Research and development expenses for the twelve months ended December 31, 2014 were approximately $83 million, as compared to approximately $51 million and $29 million for the twelve months ended December 31, 2013 and 2012, respectively.

In accordance with FASB ASC Topic 730-10-55, Research and Development, we recorded prepaid research and development costs of approximately $3.6 million as of December 31, 2014 and December 31, 2013, respectively, for nonrefundable pre-payments for production of drug substance, analytical testing services for our drug candidates, and upcoming clinical trials of plecanatide and SP-333. In accordance with this guidance, we expense deferred research and development costs when drug compound is delivered or services are performed.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of March 6, 2015 we have 15 issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP-333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers the composition-of-matter of certain analogs related to plecanatide and SP-333 and will expire in 2029. A fifth patent granted February 14, 2012 covers certain methods of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted January 28, 2014 covers methods of stimulating water transport in the gastrointestinal tract using plecanatide and will expire in 2022. A seventh patent granted June 26, 2012 covers an additional composition-of-matter related to certain analogs of plecanatide and SP-333 and will expire in 2029. An eighth patent granted on January 22, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. A ninth patent granted on July 30, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. Another three patents that also cover compositions-of-matter related to certain analogs of plecanatide were issued on February 5, 2013, October 29, 2013, and March 4, 2014 and will expire in 2029. A thirteenth patent granted May 6, 2014 covers certain methods of treating a variety of gastrointestinal and other disorders using SP-333 and will expire in 2029.  A fourteenth patent granted December 2, 2014 and covers composition-of-matter of SP-333 and expires in 2028.  A fifteenth patent granted on March 3, 2015 and covers methods of use of plecanatide and expires in 2031.  In addition, we have four granted foreign patents which cover the composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, Canada and Japan. We also have six granted foreign patents that cover the composition-of-matter related to SP-333 that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, China, Australia, Japan and Mexico. We also have two foreign patents that cover composition-of-matter of certain analogs related to plecanatide and expire in 2029.  This patent covers Australia, France, Germany, Italy, Spain and the United Kingdom.

Additionally, as of the date of this report on Form 10-K, we have 13 pending United States utility patent applications; 2 pending U.S. provisional applications; and 66 pending foreign patent applications relating to plecanatide and SP-333, various derivatives and analogs of plecanatide and SP-333, and their uses and manufacture.

In April 2010, two parties filed an opposition to one of our granted European patents with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC).” In particular, the composition-of-matter claim covering plecanatide was upheld.

On September 14, 2012 we entered into a binding letter of intent with Ironwood Pharmaceuticals, Inc. (“Ironwood”), pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of chronic constipation, or CC. The letter of intent contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on plecanatide.

During 2013, we transferred ownership of all FV-100 intellectual property rights we acquired from BristolMeyersSquib Company (“BMS”), in August 2012, to ContraVir, our former majority-owned subsidiary which we spun off to our shareholders on February 18, 2014. The FV-100 assets acquired by ContraVir from us were licensed from University College Cardiff Consultants Limited (“Cardiff”) pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and Contravir Research Incorporated, an entity with no prior relationship with the Company (“CRI”), as amended March 27, 2007, which ContraVir assumed from us (the “Cardiff Agreement”). Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the patent rights. Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the patent rights, including the right to grant sublicenses thereunder. We assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement. BMS assumed the obligations under the Cardiff Agreement from Inhibitex Inc. (“Inhibitex”) upon its acquisition of Inhibitex in January 2012. Inhibitex assumed the obligations under the Cardiff Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. (“FermaVir”) in September 2010. FermaVir was the successor to CRI in a merger consummated in August 2005.

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

FDA Approval Process

We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

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

Employees

As of March 16, 2015, we had 35 full-time employees.  We believe our employee relations are satisfactory.

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

Risks Related to Our Business

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable. We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

•                  our ability to raise additional capital on a timely basis to continue to fund our clinical trials;

•                  demonstration in current and future clinical trials that our product candidate, plecanatide for the treatment of CIC and IBS-C, is safe and effective;

•                  our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•                  successful manufacture and commercialization of our product candidates; and

•                  market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional preclinical and clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize plecanatide, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our lead product development programs or even discontinue or curtail our operations.

During the twelve months ended December 31, 2014 and December 31, 2013, our operating activities used net cash of approximately $89 million and $52.6 million, respectively. Our available-for-sale securities as of December 31, 2014 and December 31, 2013 were $50 million and $50 million, respectively, which consists of U.S. Treasury securities with maturities of less than one year. In addition, as of December 31, 2014 and 2013 the amount of our cash and cash equivalents was $146.5 million and $18.1 million, respectively, consisting of checking accounts and short-term money market mutual funds.

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

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our lead product candidates. We also may be required to:

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

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from sales of our equity and debt securities. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2014, we had an accumulated deficit of approximately $267 million. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP- 333, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until it has completed a rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The

FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if we believe the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

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

We are a small company with 33 employees as of March 16, 2015. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical and commercial programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we may market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our own sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

If the manufacturers upon whom we rely fail to produce plecanatide and our other product candidates, including SP-333, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.

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

We rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the bulk APIs and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we, or our manufacturers, are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

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

•                  budget impact of adoption of our product on relevant drug formularies

•                  the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

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

Guidelines and recommendations published by various organizations can impact the use of our products candidates.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our product candidates or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed product candidates.

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

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products could impair our ability to grow.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Plecanatide and our other product candidates, including SP-333, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

•                  seize or detain products or request us to initiate a product recall; or

•                  pursue and obtain an injunction.

Drugs approved to treat IBS have been subject to considerable post- market scrutiny, with consequences up to and including voluntary withdrawal of approved products from the market. This may heighten FDA scrutiny of our product candidates before or following market approval.

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

Although plecanatide is being investigated for IBS, plecanatide is from a different pharmacologic class than Zelnorm or Lotronex, and would not be expected to share the same clinical risk profile as those agents. Nevertheless, because these products are in the same or related therapeutic classes, it is possible that the FDA will have heightened scrutiny of plecanatide or any other agent under development for IBS. This could delay product approval, increase the cost of our clinical development program, or increase the cost of post- market study commitments for our IBS product candidates, including plecanatide.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval to commercialize them outside of the United States.

In the future, we may seek to commercialize plecanatide and/or our other product candidates, including SP-333, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approvals procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that plecanatide or our other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of plecanatide or other product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

Our pre-clinical and clinical activities involve the controlled storage, use and disposal of hazardous materials. We are subject to federal, state, city and local environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, storage, handling and disposal of these hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or if we fail to comply with such laws or regulations, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations or impose sanctions, such as fines, and we could be liable for any resulting damages or liabilities. We do not currently maintain hazardous materials insurance coverage.

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2014, we had net operating loss (NOL) carryforwards aggregating approximately $284 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. Finally the merger with Callisto Pharmaceuticals, Inc. concluded on January 17, 2013 was a 100% change of control with respect to Callisto NOL carryforwards. As a result of these events, our ability to utilize our operating loss carryforwards discussed above is significantly limited.

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

Patents and Proprietary Rights

As of March 6, 2015 we have 15 issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of SP-333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers the composition-of-matter of certain analogs related to plecanatide and SP-333 and will expire in 2029. A fifth patent granted February 14, 2012 covers certain methods of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted January 28, 2014 covers methods of stimulating water transport in the gastrointestinal tract using plecanatide and will expire in 2022. A seventh patent granted June 26, 2012 covers an additional composition-of-matter related to certain analogs of plecanatide and SP-333 and will expire in 2029. An eighth patent granted on January 22, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. A ninth patent granted on July 30, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. Another three patents that also cover compositions-of-matter related to certain analogs of plecanatide were issued on February 5, 2013, October 29, 2013, and March 4, 2014 and will expire in 2029. A thirteenth patent granted May 6, 2014 covers certain methods of treating a variety of gastrointestinal and other disorders using SP-333 and will expire in 2029.  A fourteenth patent granted December 2, 2014 and covers composition-of-matter of SP-333 and expires in 2028.  A fifteenth patent granted on March 3, 2015 and covers methods of use of plecanatide and expires in 2031.  In addition, we have four granted foreign patents which cover the composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, Canada and Japan. We also have six granted foreign patents that cover the composition-of-matter related to SP-333 that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, China, Australia, Japan and Mexico. We also have two foreign patents that cover composition-of-matter of certain analogs related to plecanatide and expire in 2029.  This patent covers Australia, France, Germany, Italy, Spain and the United Kingdom.

Additionally, as of the date of this report on Form 10-K, we have 13 pending United States utility patent applications; 2 pending U.S. provisional applications; and 66 pending foreign patent applications relating to plecanatide and SP-333, various derivatives and analogs of plecanatide and SP-333, and their uses and manufacture.

In April 2010, two parties filed an opposition to one of our granted European patents with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC).” In particular, the composition-of-matter claim covering plecanatide was upheld.

On September 14, 2012 we entered into a binding letter of intent with Ironwood Pharmaceuticals, Inc. (“Ironwood”), pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on plecanatide for the treatment of chronic constipation, or CC. The letter of intent contemplates a low single digit royalty on net sales of plecanatide and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on plecanatide.

During 2013, we transferred ownership of all FV-100 intellectual property rights we acquired from BristolMeyersSquib Company (“BMS”), in August 2012, to ContraVir, our former majority-owned subsidiary which we spun off to our shareholders on February 18, 2014. The FV-100 assets acquired by ContraVir from us are licensed from University College Cardiff Consultants Limited (“Cardiff”) pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and Contravir Research Incorporated, an entity with no prior relationship with the Company (“CRI”), as amended March 27, 2007, which ContraVir assumed from us (the “Cardiff Agreement”). Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the patent rights. Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the patent rights, including the right to grant sublicenses thereunder. We assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement. BMS assumed the obligations under the Cardiff Agreement from Inhibitex Inc. (“Inhibitex”) upon its acquisition of Inhibitex in January 2012. Inhibitex assumed the obligations under the Cardiff Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. (“FermaVir”) in September 2010. FermaVir was the successor to CRI in a merger consummated in August 2005.

For example:

•                  others may be able to make compounds that are competitive with our products but that are not covered by the claims of our patents;

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

•                  it is possible that our pending patent applications will not result in issued patents

•                  it is possible that our issued patents could be narrowed in scope, invalidated, held to be unenforceable, or circumvented;

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

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties that provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

Risks Related to the Notes

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

We will not make any adjustment to the conversion rate for Notes converted in connection with a fundamental change, and noteholders will not be compensated for any lost value of their Notes as a result of such transaction.

We will not increase or make any other adjustment to the conversion rate upon a conversion of Notes in connection with a fundamental change or similar event. Therefore, noteholders will not be compensated for any lost value of their Notes as a result of such transaction.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this Annual Report on Form 10-K or the documents we have incorporated by reference in this Annual Report on Form 10-K or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the Notes. This may result in greater volatility in the trading price of the Notes than would be expected for non-convertible debt securities.

Subject to certain limitations, we continue to have the ability to incur debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Notes.

Subject to certain limitations, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The indenture governing the Notes does not restrict our ability to incur additional subordinated indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Notes, or any fundamental change purchase price, and our creditworthiness generally.

We may not have the ability to raise the funds necessary to purchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to purchase of the Notes.

Following a fundamental change as defined, holders of Notes will have the right to require us to purchase their Notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure noteholders that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Notes surrendered by holders for purchase upon a fundamental change. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Notes upon a fundamental change. Our failure to purchase the Notes upon a fundamental change when required would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to purchase the Notes.

Upon the occurrence of a fundamental change as defined, noteholders have the right to require us to purchase their Notes. However, the fundamental change provisions will not afford protection to holders of Notes in the event of certain transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us would not constitute a fundamental change requiring us to repurchase the Notes. In addition, holders will not be entitled to require us to purchase their Notes upon a significant change in the composition of our board. In the event of any such transaction, holders of the Notes would not have the right to require us to purchase their Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting holders of the Notes.

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

The Notes may not have an active market, and the price may be volatile, so noteholders may be unable to sell their Notes at the price they desire or at all.

The Notes are a new issue of securities for which there is currently no active trading market. We cannot be certain that a liquid market will develop for the Notes, that noteholders will be able to sell any of the Notes at a particular time (if at all) or that the prices they receive if or when noteholders sell the Notes will be above their initial offering price. In addition, we do not intend to apply to list the Notes on any securities exchange or for inclusion of the Notes on any automated dealer quotation system. The initial purchasers have advised us that they intend to make a market in the Notes, but they are not obligated to do so and may discontinue any market-making in the Notes at any time in their sole discretion and without notice. Future trading prices of the Notes on any market that may develop will depend on many factors, including our operating performance and financial condition, prevailing interest rates, the market for similar securities and general economic conditions.

Moreover, even if noteholders are able to sell their Notes, they may not receive a favorable price for their Notes. Future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, our operating results, the price of our common stock and the market for similar securities. Historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for the Notes will be subject to disruptions that may have a negative effect on the holders of the Notes, regardless of our prospects or financial performance.

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

The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture does not contain covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change except as defined. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations that could substantially affect our capital structure and the value of the Notes and shares of our common stock but may not constitute a fundamental change that permits holders to require us to purchase their Notes. For these reasons, noteholders should not consider the covenants in the indenture or the fundamental change purchase feature of the Notes as significant factors in evaluating whether to invest in the Notes.

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

Noteholders are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock to the extent noteholders convert their Notes and receive shares of our common stock.

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

Upon conversion of the Notes, holders may receive less valuable consideration than expected because the value of our common stock may decline after they exercise their conversion right but before we settle our conversion obligation.

Under the Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.

Upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the third business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that you receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

The fundamental change purchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Notes require us to offer to purchase the Notes for cash in the event of a fundamental change, as defined. A non-stock takeover of our company may trigger the requirement that we purchase the Notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

•                            our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses;

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment in shares of common stock may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on any investment in shares of our common stock will only occur if the common stock price appreciates.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market it may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

•                            initiation or completion of clinical trials;

•                            any intellectual property infringement lawsuit in which we may become involved;

•                            regulatory developments affecting our product candidates;

•                            our execution of any collaborative, licensing or similar arrangements, and the timing of payments under these arrangements; and

•                            if plecanatide receives regulatory approval, the level of underlying demand for that product and wholesalers’ buying patterns.

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

Our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price, and the value of the Notes, to decline.

Our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders or holders of the Notes. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock and the Notes. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our second amended and restated certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder or holder of the Notes might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•                            provide the board of directors with the ability to alter the bylaws without stockholder approval;

•                            place limitations on the removal of directors; and

•                            provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with our board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock and the value of the Notes to decline.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                                                PROPERTIES.

Our corporate headquarters is located at 420 Lexington Avenue, New York, NY 10170.  On June 30, 2014, we entered into a Lease Amendment of our New York office, (a) adding approximately 1,800 square feet of contiguous office to our existing lease of approximately 6,700 square feet and (b) extending our existing lease for additional three years to March 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $51,000 on straight line basis, prospectively.

We also maintain a research and development laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2015, at a monthly rate of approximately $3,600.

Rent expense for the twelve months ended December 31, 2014, 2013 and 2012 totaled approximately $651,000, $575,000 and $300,000, respectively.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

There are currently no pending legal proceedings to which we or any of our subsidiaries is a party or of which any of its property is the subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any such proceeding.

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

The following table shows the reported high and low closing prices per share for our common stock as reported on The NASDAQ Global Market, and NASDAQ Global Select Market during the periods indicated.

	High	Low
Year ended December 31, 2013
First quarter	$6.61	$5.30
Second quarter	$7.20	$4.32
Third quarter	$4.90	$3.93
Fourth quarter	$5.64	$3.84
Year ended December 31, 2014
First quarter	$6.51	$4.78
Second quarter	$5.28	$3.58
Third quarter	$4.24	$2.79
Fourth quarter	$3.58	$2.57

Holders of Common Stock

As of March 16, 2015, we had 455 holders of record of our common stock.

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

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index, the Russell 3000 index and the Russell 3000 Biotechnology Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index, the Russell 3000 Index, Russell 3000 Biotechnology Index,
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	14,806,916	$3.51	693,084
Equity Compensation Plans Not Approved by Stockholders (1)	1,760,104	$0.50	—
Total	16,567,020		693,084

On January 17, 2013, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 7,500,000 to 15,000,000.

As of December 31, 2014, there were 14,483,416 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and 323,500 options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 516,584 stock options available for future issuance under the Plan and 176,500 stock options available under the Directors Plan.

(1)           Consists of options issued in conjunction with sales of our common stock as well as for consulting and professional services.

ITEM 6.                        SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2014 and 2013, as well as consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2014	2013	2012	2011		2010

Revenues	$—	$—	$—	$—		$—

Costs and Expenses:
Research and development	83,274	50,630	29,294	13,419		9,559
Purchased in-process research and development	—	—	1,000	—		—
General and administrative	11,004	11,681	7,941	6,745		6,562
Loss from Operations	(94,278)	(62,311)	(38,235)	(20,164)		(16,121)
Other Income /(Loss)
Amortization of deferred financing costs	(411)	—	—	—		—
Interest and investment income/(expense), net (includes interest expense of $2,500 on Senior Convertible Debentures for year 2014)	(2,464)	38	218	78		109
Tax Credits	83	—	506	362		494
Change in Fair Value of derivative instruments — warrants	1,362	149	(1,933)	5,257		297
Total Other Income/(Loss)	(1,430)	187	(1,209)	5,697		900
Net Loss	$(95,708)	$(62,124)	$(39,444)	$(14,467)		$(15,221)

Weighted Average Common Shares Outstanding
Basic and Diluted	94,276,178	85,220,458	61,702,277	47,598,240		44,875,356

Net Loss per common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(1.02)	$(0.73)	$(0.64)	$(0.30	)(*)	$(0.34	)(*)

(*)   Weighted average shares outstanding reflects a one for two (1:2) reverse stock split effective on November 30, 2011.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and available-for-sale securities	$196,367	$68,157	$32,502	$13,245	$1,708

Working capital	181,872	56,199	26,734	11,561	(2,307)

Total assets	213,344	72,558	37,405	15,870	4,401

Total stockholders’ equity/(deficit)	$(5,159)	$55,348	$24,832	$9,797	$(4,099)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Report on Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements and thus you should not unduly rely on these statements.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

We had no revenues during the twelve months ended December 31, 2014 and 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the twelve months ended December 31, 2014 (“Current Year”) increased approximately $32.7 million or 64%, to approximately $83.3 million from approximately $50.6 million for the twelve months ended December 31, 2013 (“Prior Year”). This increase in research and development expenses was largely attributable to ongoing development of our plecanatide product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the twelve months ended December 31, 2014 and 2013. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Year Ended
	December 31,
Drug candidates	2014	2013
Plecanatide	$64,871	$32,422
SP-333	10,944	12,013
Total direct cost	$75,815	$44,435
Total indirect cost	7,459	6,195
Total Research and Development	$83,274	$50,630

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $7.5 million in the Current Year, as compared to approximately $6.2 million during the Prior Year primarily due to higher stock based compensation expenses.

General and administrative expenses decreased approximately $0.7 million or 5.8%, to approximately $11 million for the Current Year from approximately $11.7 million for the Prior Year. These decreased expenses were primarily the result of lower corporate legal of approximately $1.1 million for the Current Year, as compared to $2.0 million for the Prior Year, partially offset  by higher facility expenses of $2.2 million Current Year, as compared to $1.9 million for the Prior Year.

Net loss for the Current Year was approximately $95.7 million as compared to a net loss of approximately $62.1 million incurred for the Prior Year. This increase in our net loss of approximately $33.6 million or  54% was a result of the increases in operating expenses discussed above,  plus loss from changes in fair value of derivative instruments-warrants of $1.4 million during the Current Year, as compared to a loss on derivative instruments-warrants of approximately $0.2 million during the Prior Year.

YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

We had no revenues during the twelve months ended December 31, 2013 and 2012 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the twelve months ended December 31, 2013 increased approximately $21.3 million or 73%, to approximately $50.6 million from approximately $29.3 million for the twelve months ended December 31, 2012. This increase in research and development expenses was largely attributable to ongoing development of our plecanatide and SP-333 product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the twelve months ended December 31, 2013 and 2012. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Year Ended December 31,
Drug candidates	2013	2012
Plecanatide
	$32,422	$22,360
SP-333	12,013	3,298
Total direct cost	$44,435	$25,658
Total indirect cost	6,195	3,636
Total Research and Development
	$50,630	$29,294

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $6.2 million during the twelve months ended December 31, 2013, as compared to approximately $3.6 million during the twelve months ended December 31, 2012, primarily due to higher stock based compensation and scientific advisory costs.

General and administrative expenses increased approximately $3.8 million or 48%, to approximately $11.7 million for the twelve months ended December 31, 2013, from approximately $7.9 million for the twelve months ended December 31, 2013. These increased expenses were primarily the result of (i) higher compensation and related employee benefits of approximately $5.1 million, as compared to $2.8 million during the twelve months ended December 31, 2012, which were primarily due to higher stock based compensation expense, (ii) higher facilities cost of approximately $1.9 million in the twelve months ended December 31, 2013, as compared to approximately $1.3 million during the twelve months ended December 31, 2013, reflecting our recent move into our larger New York City headquarters and (iii) higher corporate legal, accounting and tax services of approximately $2.6 million for the twelve months ended December 31, 2013, as compared to $1.7 million for the twelve months ended December 31, 2012, primarily as a result of corporate financing activity and ongoing class action litigation in connection with the Callisto merger.

Net loss for the twelve months ended December 31, 2013 was approximately $62.1 million as compared to a net loss of approximately $39.4 million incurred for the twelve months ended December 31, 2012. This increase in our net loss of approximately $22.7 million or 58% was a result of the increases in operating expenses discussed above, offset by a gain resulting from the change in fair value of derivative instruments-warrants of approximately $0.2 million during the twelve months ended December 31, 2013, as compared to a loss of approximately $1.9 million during the twelve months ended December 31, 2013. The change in the fair value of common stock warrant liability resulted in a gain of $0.2 million during the year ended December 31, 2013 which was a result of the decrease in the price of the stock during the beginning of the year on 2,265,160 warrants outstanding, offset by an increase in the price of the stock toward the end of the year on only 858,469 warrants outstanding.  The change in fair value of derivative instruments-warrants resulted in a loss of $1.9 million during the year ended December 31, 2012 which was primarily a result of the increase in the price of the common stock from $3.46 per share at December 31, 2011 to $5.19 per share at December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had approximately $147 million of cash and cash equivalents and approximately $50 million in available- for-sale-securities. Net cash used in operating activities was approximately $89 million for the twelve months ended December 31, 2014, as compared to approximately $52.6 million during the twelve months ended December 31, 2013 and $31.1 million during the twelve months ended December 31, 2012. Net cash provided by financing activities for the twelve months ended December 31, 2014 was approximately $217 million, as compared to approximately $89.2 million and $52.1 million provided during the twelve months ended December 31, 2013 and 2012, respectively.

As of December 31, 2014 we had working capital of approximately $181.9 million as compared to working capital of approximately $56.2 million on December 31, 2013.

On November 3, 2014 we announced the closing of a private offering of $200 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019 (including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019).  The notes are unsecured, senior obligations and bear interest at a rate of 7.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. The notes will mature on November 1, 2019, unless earlier purchased or converted. The holders of the notes have the ability to require us to repurchase the notes in whole or in part for cash in the event of a fundamental change, as defined in debenture agreement. In such case, the repurchase price would generally be 100% of the principal amount of the notes plus any accrued and unpaid interest. The notes are convertible, at any time, into shares of our common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share. The net proceeds from this offering were approximately $187.3 million, after deducting estimated expenses and the initial purchasers’ discount.

On March 5, 2014, we entered into Amendment No. 1 (the “Amendment”) to our Controlled Equity Offering Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, including further clinical development of plecanatide and SP-333, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Global Select Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Select Market, to sell the Shares from time to time, based upon  ours instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

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

Pursuant to the original Agreement, we sold 3,644,143 shares of common stock, from January 1, 2014 through March 4, 2014, yielding gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. This completed the $30 million of proposed sales of common stock pursuant to the original Agreement.  Under the Amendment, we sold an additional 2,773,507 shares of common stock, from March 5, 2014 through December 31, 2014, yielding gross proceeds of $9.5 million, at an average selling price of $3.42 per share. Selling agent fees related to above financings from January 1, 2014 through December 31, 2014 were $846,238.

Proceeds from exercise of stock options were $36,000 from January 1, 2014 through December 31, 2014.

On April 16, 2013, we closed an underwritten public offering of 16,375,000 shares of our common stock at a price of $5.50 per share. The gross proceeds to us from this sale were approximately $90 million, before deducting underwriting discounts and commissions and other offering expenses of approximately $5.5 million.

From January 1, 2013 through December 31, 2013, we sold 758,093 shares of common stock with gross proceeds of approximately $4.7 million, at an average selling price of $6.16 per share, pursuant to our Agreement with Cantor. Selling expenses totaled approximately $0.1 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2014, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

($ in thousands)	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 years

Long Term debt Obligations (1)	$275,000	$15,000	$30,000	$230,000	$—
Operating leases	4,640	570	1,100	1,317	1,653
Purchase obligations—principally employment and consulting services(2)	5,263	2,193	3,070	—	—
Purchase Obligations—Major Vendors(3)	81,750	64,487	17,263	—	—

Total obligations	$366,653	$82,250	51,433	$231,317	$1,653

(1) Represents Senior Convertible Notes, including interest. See Note 4 to our Consolidated Financial Statements.

(2) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone. See Note 7 to our Consolidated Financial Statements.

(3) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2014.

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

Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities consist solely of investments in US Treasury Notes and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. For the year ended December 31, 2014 and 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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

We do not currently have any commercial biopharmaceutical products and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2014 and 2013 we had $3.6 million respectively, of such deferred amounts, which are included in prepaid and other current assets on the our consolidated balance sheets.

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

Fair value of financial instruments

In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10, we measure certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:

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

Financial instruments consist of cash and cash equivalents, marketable securities, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments which are marked to market at the end of each reporting period.

Fair value of convertible debt is stated at their carrying values which approximates fair value at December 31, 2014.

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

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2014 and 2013 the fair value of such warrants was approximately $172,000 and $1.53 million, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2014 and 2013our available-for-sale securities are classified as Level 1 per ASC 820.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 13, 2014, the FASB issued ASU 2014-101( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP.  This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities.  In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties.  ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. Synergy elected early adoption as of June 30, 2014. The adoption of the standard did not have a material impact on our financial position, or results of operations. Certain financial statement disclosures were dropped as a result of this standard.

In August 2014, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash,cash equivalents and available for sale securities primarily consist of securities issued by the U.S. government, deposits, and money market mutual funds .  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds and US treasury securities. Due to the short-term maturities of our investment portfolio and the relatively low risk profile of our investments, we do not believe a sudden change in interest rates would have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resulting effect on various securities markets. We do not hold any auction rate securities. We do not believe our cash, cash equivalents investments, and available for sale securities have significant risk of default or illiquidity, however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

Foreign Currency Risk

We have no operations outside the U.S. and do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2014, 2013 and 2012 had a significant impact on our results of operations.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A.                CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited Synergy Pharmaceuticals Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synergy Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergy Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 16, 2015

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  A copy of that code is available on our corporate website at http://www.synergypharma.com. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Synergy Pharmaceuticals Inc. 420 Lexington Avenue, Suite 2012, New York, NY 10170. The content on our website is not incorporated by reference into this Annual Report on Form 10-K.

Information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

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

1.3

Amendment No. 1 to Controlled Equity Offering SM Sales Agreement dated June 21, 2012 with Cantor Fitzgerald & Co., as sales agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2014).

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

4.12

Indenture related to the 7.50% Convertible Senior Notes due 2019, dated as of November 3, 2014, by and between Synergy Pharmaceuticals Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 3, 2014).

4.13	Form of 7.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 3, 2014).

10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

10.3	Fourth Amended and Restated Executive Employment Agreement dated as of January 7, 2015 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob *

10.4	Third Amended and Restated Executive Employment Agreement dated as of January 7, 2015 between Synergy Pharmaceuticals, Inc. and Kunwar Shailubhai *

10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**

10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**

10.7	Asset Purchase Agreement dated August 17, 2012 between Synergy Pharmaceuticals Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 18, 2013)**

10.8	Executive Employment Agreement dated as of January 20, 2011 between Synergy Pharmaceuticals, Inc. and Bernard F. Denoyer (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 15, 2012)*

10.9	Amended and Restated Executive Employment Agreement dated as of July 12, 2013 between Synergy Pharmaceuticals Inc. and Patrick H. Griffin, M.D., FACP*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)

21	List of Subsidiaries

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the annual report on Form 10-K of Synergy for the year ended December 31, 2014, filed on March  16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: March 16, 2015	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President, Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President, Chairman of the Board, and Chief Executive Officer	March 16, 2015
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance and Secretary	March 16, 2015
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ MELVIN K. SPIGELMAN	Director	March 16, 2015
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	March 16, 2015
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	March 16, 2015
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	March 16, 2015
John Brancaccio

/s/ CHRISTOPHER P. MCGUIGAN	Director	March 16, 2015
Christopher P. McGuigan

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SYNERGY PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergy Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 16, 2015

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except Share Data)

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$146,470	$18,130
Available-for-sale securities	49,897	50,027
Prepaid expenses and other current assets	3,836	3,718
Total Current Assets	200,203	71,875
Property and equipment, net	642	589
Security deposits	163	94
Deferred financing costs, net	12,336	—
Total Assets	$213,344	$72,558

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$13,869	$13,542
Accrued expenses	1,962	2,134
Interest payable on Senior Convertible Debentures	2,500	—
Total Current Liabilities	18,331	15,676
Senior Convertible Debentures	200,000	—
Derivative financial instruments, at estimated fair value-warrants	172	1,534
Total Liabilities	218,503	17,210
Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity/(Deficit):
Preferred stock, Authorized 20,000,000 shares and none outstanding, at December 31, 2014 and December 31, 2013	—	—
Common stock, par value of $.0001 authorized 200,000,000 shares at December 31, 2014 and 2013. Issued and outstanding 96,609,764 and 90,182,115 shares at December 31, 2014 and 2013, respectively	11	10
Additional paid-in capital	261,715	226,515
Accumulated deficit	(266,885)	(171,177)
Total Stockholders’ Equity /(Deficit)	(5,159)	55,348
Total Liabilities and Stockholders’ Equity /(Deficit)	$213,344	$72,558

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Share and Per Share Data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	83,274	50,630	29,294
Purchased in-process research and development	—	—	1,000
General and administrative	11,004	11, 681	7,941
Loss from Operations	(94,278)	(62,311)	(38,235)
Other Income /(Loss)		—	—
Amortization of deferred financing costs	(411)	—	—
Interest and investment income/(expense), net (includes interest expense of $2,500 on Senior Convertible Debentures for year 2014)	(2,464)	38	218
Tax credits	83	—	506
Change in fair value of derivative instruments—warrants	1,362	149	(1,933)
Total Other (Loss)/ Income	(1,430)	187	(1,209)
Net loss	$(95,708)	$(62,124)	$(39,444)

Weighted Average Common Shares Outstanding
Basic and Diluted	94,276,178	85,220,458	61,702,277

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(1.02)	$(0.73)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amount)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2011	54,279,906	$6	$79,401	$(69,609)	—	$9,798

Common stock issued via underwritten public offering	12,315,654	1	55,861	—	—	55,862
Fees and expenses related to financing transactions — paid in cash	—	—	(3,774)	—	—	(3,774)
Common stock issued for services rendered	26,272	—	93	—	—	93
Stock based compensation expense	—	—	2,297	—	—	2,297
Net loss for the period	—	—	—	(39,444)	—	(39,444)

Balance, December 31, 2012	66,621,832	7	133,878	(109,053	—	24,832

Common stock issued via registered direct offering	17,133,093	2	94,732	—	—	94,734
Fees and expenses related to financing transactions	—	—	(5,623)	—	—	(5,623)
Cancellation of unregistered shares owned by former controlling shareholder (Callisto)	(22,294,976)	(2)	2	—	—	—
Common stock issued to former Callisto shareholders	28,605,379	3	(3)	—	—	—
Fair value of warrants reclassified to additional paid in capital	—	—	3,575	—	—	3,575
Recapitalization of Synergy	—	—	(4,904)	—	—	(4,904)
Common stock issued for services rendered	55,000	—	250	—	—	250
Exercise of stock options	61,787	—	119	—	—	119
Stock based compensation expense	—	—	4,489	—	—	4,489
Net loss for the period	—	—	—	(62,124)	—	(62,124)

Balance, December 31, 2013	90,182,115	10	226,515	(171,177)	—	55,348

Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	6,417,650	1	30,699	—	—	30,700
Fees and expenses related to controlled equity sales	—	—	(846)	—	—	(846)
Stock based compensation expense	—	—	4,722	—	—	4,722
Exercise of stock options	9,999	—	36	—	—	36
Private placement of ContraVir common stock	—	—	3,224	—	—	3,224
Fees and expenses associated with ContraVir Private Placement	—	—	(15)	—	—	(15)
Fair value of ContraVir warrants issued in connection with private placement	—	—	(880)	—	—	(880)
Noncontrolling interest of ContraVir	—	—	—	—	(1,622)	(1,622)
Distribution of ContraVir common stock to Synergy shareholders	—	—	(1,740)	—	—	(1,740)
Elimination of noncontrolling interest of ContraVir upon distribution	—	—	—	—	1,622	1,622
Net loss for the period	—	—	—	(95,708)	—	(95,708)

Balance, December 31, 2014	96,609,764	$11	$261,715	$(266,885)	$—	$(5,159)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(95,708)	$(62,124)	$(39,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	56	2
Amortization of deferred financing costs	411	—	—
Loss on disposal of property and equipment	—	—	2
Stock-based compensation expense	4,722	4,614	2,515
Accretion of discount/premium on available for sale securities	130	59	(86)
Change in fair value of derivative instruments—warrants	(1,362)	(149)	1,933
Changes in operating assets and liabilities:
Security deposit	(69)	—	(5)
Accounts payable and accrued expenses	316	7,084	4,442
Prepaid expenses and other current assets	(124)	(2,171)	(484)
Accrued interest expense on Senior Convertible Debentures	2,500	—	—
Total Adjustments	6,644	9,493	8,319
Net Cash used in Operating Activities	(89,064)	(52,631)	(31,125)
Cash Flows From Investing Activities:
Loans to related parties	—	(270)	(1,764)
Net purchases of available-for-sale securities	—	(30,000)	(20,000)
Additions to property and equipment	(173)	(615)	(28)
Repayment on ContraVir loan receivable	455	—	—
Net Cash provided by /(used in) Investing Activities	282	(30,885)	(21,792)
Cash Flows From Financing Activities:
Proceeds of sale of common stock	30,700	94,734	55,862
Proceeds of sale of common stock — ContraVir	3,224	—	—
Issuance of Senior Convertible Debentures	200,000	—	—
Payment for debt financing costs	(12,747)	—	—
Fees and expenses related to sale of common stock	(861)	(5,623)	(3,774)
Proceeds from exercise of stock options	36	119	—
Distribution associated with ContraVir Spinoff	(3,230)	—	—
Net Cash provided by Financing Activities	217,122	89,230	52,088

Net increase/(decrease) in cash and cash equivalents	128,340	5,714	(829)
Cash and cash equivalents at beginning of period	18,130	12,416	13,245
Cash and cash equivalents at end of period	$146,470	$18,130	$12,416

Supplementary disclosure of cash flow information:
Cash paid for taxes	$55	$81	$50
Supplementary disclosure of non-cash investing and financing activities:
Distribution of net assets of ContraVir	$84	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 SYNERGY PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Synergy Pharmaceuticals Inc. (the “Company” or ‘Synergy”) is a biopharmaceutical company focused on the development of novel therapies to treat gastrointestinal (GI) diseases and disorders. The Company’s proprietary platform technology is based on the naturally occurring human GI peptide — uroguanylin - a key regulator of normal GI physiology. Synergy has created two unique analogs of uroguanylin - plecanatide and SP-333 — both designed to mimic uroguanylin’s natural activity and target a variety of GI conditions. Plecanatide is currently in phase 3 clinical development for chronic idiopathic constipation and irritable bowel syndrome with constipation. SP-333 has successfully completed a phase 2 study in patients with opioid-induced constipation and is presently being evaluated for the treatment of ulcerative colitis.

2. Basis of Presentation and Accounting Policies

These consolidated financial statements include Synergy Pharmaceuticals Inc., a Delaware corporation, and subsidiaries: (1) Synergy Advanced Pharmaceuticals, Inc. (2) IgX, Ltd (Ireland—inactive) (henceforth “Synergy”), and (3) ContraVir Pharmaceuticals, Inc. (“ContraVir”) through February 18, 2014. All intercompany balances and transactions have been eliminated.

On February 18, 2014, Synergy completed the distribution of ContraVir common stock to the Company’s stockholders on a pro rata basis with a stock dividend of .0986 ContraVir shares for each Synergy common stock share held as of the record date of February 6, 2014. Synergy accounted for this distribution according to FASB ASC Topic 505-60, Spinoffs and reverse spinoffs by eliminating ContraVir’s net assets of approximately $1.7 million, with a corresponding decrease in additional paid in capital and eliminating the non-controlling interest of $1.6 million. The spin-off of ContraVir’s operation had an immaterial effect on Synergy’s financial statements (see note 3).

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2014, the amount of cash and cash equivalents was approximately $147 million and consists of checking accounts and short-term money market mutual funds. As of December 31, 2013, the amount of cash and cash equivalents was approximately $18.1 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s marketable securities as of December 31, 2014 and 2013 consist of approximately $50 million in U.S. Treasury securities with maturities of less than one year, respectively, and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of December 31, 2014 and 2013, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the year ended December 31, 2014 and 2013. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2014 and 2013, the Company did not recognize any impairment charges.

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

Financial instruments consist of cash and cash equivalents, marketable securities, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments which are marked to market at the end of each reporting period.

Fair value of convertible debt is stated at their carrying values which approximates fair value at December 31, 2014.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.6 million as of December 31, 2014 and December 31, 2013, respectively, of pre-payments for production of drug substance, analytical testing services and clinical trial monitoring for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug substance is delivered and/or services are performed.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share , (“ASC Topic 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2014, 2013 and 2012, the effect of 16,567,020, 11,324,049 and 9,734,268, respectively, outstanding stock options and 5,647,203, 5,647,203 and 5,647,203, respectively, outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

Recent Accounting Pronouncements

On June 13, 2014, the FASB issued ASU 2014-101( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP.  This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities.  In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties.  ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. Synergy elected early adoption as of June 30, 2014. The adoption of the standard did not have a material impact on our financial position or results of operations.  Certain financial statement disclosures were dropped as a result of this standard.

In August 2014, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Acquisition and Stockholders’ Equity (Deficit)

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

Synergy - Callisto Merger

On July 20, 2012, Synergy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto.  Pursuant to the Merger Agreement, Synergy and Callisto will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and Synergy will continue as the surviving corporation of the Merger.  Callisto was Synergy’s largest shareholder and a development stage biopharmaceutical company.

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

On January 17, 2013, Synergy completed its acquisition of Callisto Pharmaceuticals, pursuant to the Merger Agreement.  As a result of the Merger, Synergy issued a total of 28,605,379 shares of its common stock to former Callisto stockholders in exchange for their shares of Callisto common stock, in which each outstanding share of Callisto common stock was converted into the right to receive 0.1799 of one share of Synergy common stock (the Exchange Ratio). The 22,294,976 shares of Synergy common stock held by Callisto were canceled. The 28,605,379 new shares of Synergy common stock issued to Callisto shareholders were locked-up for 24 months until January 17, 2015.

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

On January 28, 2014, our board of directors approved the distribution of 9,000,000 shares of the issued and outstanding shares of common stock of ContraVir Pharmaceuticals, Inc., our subsidiary (“ContraVir”), on the basis of 0.0986 shares of ContraVir common stock for each share of our common stock held on the record date, February 6, 2014 (the “Distribution”). (See below.)

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2014 there were 5,647,203 warrants outstanding with a weighted average exercise price of $5.395 per share pre-Distribution and $5.383 per share as adjusted.

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

Synergy is not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or the Company. The Company will pay Cantor a commission of up to approximately 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

Pursuant to the original Agreement, Synergy sold 3,644,143 shares of common stock, from January 1, 2014 through March 4, 2014, yielding gross proceeds of approximately $21.2 million, at an average selling price of $5.82 per share. This completed the $30 million of proposed sales of common stock pursuant to the original Agreement.  Under the Amendment, Synergy sold an additional 2,773,507 shares of common stock, from March 5, 2014 through December 31, 2014, yielding gross proceeds of $9.5 million, at an average selling price of $3.42 per share. Selling agent fees related to above financings from January 1, 2014 through December 31, 2014 were $846,238. From January 1, 2014 through December 31, 2014, Synergy sold 6,417,650 shares of common stock, yielding gross proceeds of approximately $30.7 million.

Proceeds from exercise of stock options were $36,000 from January 1, 2014 through December 31, 2014.

ContraVir

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

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all our outstanding warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2014, there were 3,378,453 of our non-public warrants outstanding with a weighted average exercise price of $5.34 per share pre-distribution and $5.33 per share as adjusted.

Loan and Security Agreement

On June 5, 2013, ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, Synergy made an advance to ContraVir of $100,000, $100,000, $150,000 and $100,000, respectively, under a promissory note (the “Note”). The Note bore interest at six percent (6%) per annum. In connection with the Loan Agreement ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On November 18, 2013, ContraVir entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to ContraVir under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). On March 27, 2014, ContraVir paid $461,236 to Synergy in full repayment of the advance, including accrued but unpaid interest thereon.

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

4. Convertible Senior Notes

On November 3, 2014, Synergy closed a private offering of $200 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019 (including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019, the “Note”). The net proceeds from the offering were $187.3 million after deducting the initial purchasers’ discounts and offering expenses.

The Notes are unsecured, senior obligations of Synergy and bear interest at a rate of 7.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. Accrued interest as of December 31, 2104 was $2.5 million. The Notes will mature on November 1, 2019, unless earlier purchased or converted. The holders of the Notes have the ability to require the Company to repurchase the Notes in whole or in part for cash in the event of a fundamental change, as defined in the indenture agreement. In such case, the repurchase price would generally be 100% of the principal amount of the Notes plus any accrued and unpaid interest.

The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the Indenture (the “Indenture”) governing the Convertible Senior Notes, dated November 3, 2014 between Synergy and Wells Fargo Bank, National Association, as trustee.  Adjustments to the conversion rate include stock dividends and distributions, splits and reverse splits, as well as the issuance of stock options, rights and warrants. Other adjustments to the conversion rate also include asset distributions and spin offs, and cash dividend and tender offers. Upon conversion of a Senior Convertible Note, the Company will settle the conversion obligation in unregistered shares of the Company’s common stock. Synergy does not have the option to redeem the Notes prior to the Maturity Date.

Without the consent of Holders of 66 2/3% of the aggregate principal amount of Notes outstanding, Synergy shall not permit any of its subsidiaries to incur or repay any debt other than debt permitted by terms of the Indenture, nor declare or pay any dividend and make any equity distributions. The Indenture also provides for customary events of default, including, but not limited to, failure to pay the principal or interest on any Note, pay the fundamental change purchase price or deliver shares of common stock.

In accounting for the Convertible Senior Notes, Synergy concluded that, in accordance with ASC Topic 470, Debt, Subtopic 470-20, specifically Convertible Debt Instruments, as well as ASC Topic 815, Derivatives and Hedging, the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to Synergy’s common stock and would be classified within stockholders’ equity, if issued on a standalone basis.  Accordingly, Synergy accounted for the Convertible Senior Notes as conventional convertible debt. The Company did not elect the Fair Value option.  The Company also determined that there was no beneficial conversion feature.

Transaction costs associated with this financing are $12.7 million.  Amortization expense for year ended December 31, 2014 are approximately $0.4 million, which is calculated using the effective interest rate method and recognized over the expected term of the Convertible Senior Notes.  A summary of the amortization schedule during the year ended December 31, 2014 is presented below:

($ in thousands)	December 31, 2014
Deferred financing costs at issuance	$12,747
Less: Accumulated amortization	(411)

Deferred financing costs, Balance at December 31, 2014	$12,336

5. Accounting for Shared-Based Payments

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Synergy accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Included in research and development expense	$1,914	$1,465	$1,103
Included in general and administrative	2,808	3,149	1,412

Total stock-based compensation expense	$4,722	$4,614	$2,515

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2014, net of expected forfeitures, was approximately $9.1 million to be recognized over a weighted-average remaining vesting period of approximately 2 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.78%-2.30%	0.66%-2.75%	0.85%-1.5%
Dividend yield	—	—	—
Expected volatility	52%-60%	60%	60%
Expected term (in years)	6.0 years	6.0 years	6.0 years

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

The weighted-average fair value per share of all options granted for the years ended December 31, 2014, 2013 and 2012 estimated as of the grant date using the Black-Scholes option valuation model was $1.98, $2.68 and $2.38 per share respectively.

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value ($ in thousands)
Balance outstanding, December 31, 2011	5,964,039	$0.50-4.30	$1.77	$6,027
Granted	3,875,229	$3.40-5.20	$4.29
Exercised	—	—	—
Forfeited	(105,000)	$3.40-4.38	$4.10

Balance outstanding, December 31, 2012	9,734,268	$0.50-5.20	$2.75	$24,482
Granted	2,545,965	$0.44 -20.01	$6.41
Exercised	(61,787)	$0.50-4.28	$1.91	$221
Forfeited	(894,397)	$4.42-13.90	$6.05

Balance outstanding, December 31, 2013	11,324,049	$0.44-20.01	$3.31	$37,521
Granted	5,528,000	$2.83-4.24	$3.47
Exercised	(9,999)	$3.40-3.95	3.58	—
Forfeited	(275,030)	$4.24-20.01	$13.42
Balance outstanding, December 31, 2014 (1)	16,567,020	$0.44-17.79	$3.20	$8,949

Exercisable at December 31, 2014	7,028,499	$0.44-17.79	$3.13	$5,071

(1)      Number of options represented above include contingent vesting options upon change of control granted on 11/20/2009. The Fair Value at the date of grant was approximately $28,918,822 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

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

6. Income Taxes

At December 31, 2014, Synergy has net operating loss carry forwards (“NOLs”) aggregating approximately $284 million, which, if not used, expire beginning in 2018 through 2033. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

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

Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2014. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. Callisto, which was merged into Synergy in January 2013, is currently under examination by the Internal Revenue Service. It is too early to determine the outcome of the audit.

Synergy periodically files for and receives certain state and local research and development tax credits. As of December 31, 2014 the Company had no outstanding refundable tax credits due.  During the twelve months ended December 31, 2014 and 2012 Synergy reported $83,000 and $506,000, respectively, as other income in the Company’s statement of operations.

7. Commitments and Contingencies

Employment and Consulting Agreements

Gary S. Jacob, Ph.D.

On January 7, 2015, Dr. Gary Jacob, Chief Executive Officer and President entered into an amended and restated employment agreement with Synergy. This agreement is substantially similar to the previous employment agreement that was entered into on May 2, 2011, except, among other things, the base salary for Dr. Jacob is $500,000.  The term of the agreement ends on December 31, 2016, however, the agreement is automatically renewed for successive one year period unless either party notifies the other of its intention not to renew the agreement. Effective October 1, 2013, Dr. Jacob was elected Chairman of the Board of Directors.

Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enter into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million in the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) the Company’s enterprise value at the time of the merger or sale equals or exceed $400 million and Synergy stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, (ii) the Company’s enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5% or (iii) the Company’s enterprise value at the time of the merger or sale equals or exceed $1 billion and its stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 3.5%.

If the employment agreement is terminated by us other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2014, he would have been entitled to receive a lump sum payment of $2,286,000, less applicable withholding.

Gabriele M. Cerrone

On January 7, 2015, Gabriele Cerrone, our former Chairman, entered into an amended and restated consulting agreement with us. This agreement is substantially similar to the previous consulting agreement that was entered on May 2, 2011, except, among other things, the base consulting fee for Mr. Cerrone is $425,000.  The term of the agreement ends on December 31, 2016, however, the agreement is automatically renewed for successive one year period unless either party notifies the other of its intention not to renew the agreement.

Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base consulting fee per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enter into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of our assets where (i) the Company’s enterprise value at the time of the merger or sale equals or exceed $400 million and Synergy stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, (ii) the Company’s enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and Synergy stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5% or (iii) the Company’s enterprise value at the time of the merger or sale equals or exceed $1 billion and its stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 3.5%.

If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base consulting fee for the then remaining term of the agreement or twelve times the average monthly base consulting fee paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base consulting fee during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of consulting fee and bonus earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2014, he would have been entitled to receive a lump sum payment of approximately $1,942,500 less applicable withholding.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with us in which he agreed to serve as Senior Vice President, Finance. The term of the agreement was effective as of January 20, 2011, continues until January 20, 2012 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is $240,000 effective January 1, 2015.

Pursuant to this agreement Mr. Denoyer is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2014, he would have been entitled to receive a lump sum payment of approximately $341,000, less applicable withholding.

Kunwar Shailubhai

On January 7, 2015, Dr. Kunwar Shailubhai entered into an amended and restated employment agreement with the Company, which amended his previous agreement dated April 6, 2004. In his new agreement, Mr. Shailubhai agreed to serve as Chief Scientific Officer and Executive Vice President. The term of the agreement continues until June 25, 2016 and is automatically renewed for successive one year periods at the end of each term. Dr. Shailubhai’s base salary is $330,000 effective January 1, 2015.

Pursuant to this agreement Dr. Shailubhai is eligible to receive a cash bonus of up to 30% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. Dr. Shailubhai is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enter into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million in the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.2%. In addition, in the event we engage in a merger transaction or a sale of substantially all of our assets where (i) the Company’s enterprise value at the time of the merger or sale equals or exceed $400 million and Synergy stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, (ii) the Company’s enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Shailubhai shall receive a bonus in an amount determined by multiplying the enterprise value by 1% or (iii) the Company’s enterprise value at the time of the merger or sale equals or exceed $1 billion and its stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 1.17%.

If the employment agreement is terminated by Synergy other than for cause or as a result of Dr.. Shailubhai’s death or permanent disability or if Mr. Shailubhai terminates his employment for good reason which includes a change of control, Mr. Shailubhai shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Shailubhai’s employment was terminated upon a change of control as of December 31, 2014, he would have been entitled to receive a lump sum payment of approximately $692,000, less applicable withholdings.

Lease agreements

On June 30, 2014, we entered into a Lease Amendment of our New York office, (a) adding office space to our existing lease and (b) extending our existing lease for additional three years to March 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $51,000 on straight line basis, prospectively.

Synergy also maintain a research and development laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2015, at a monthly rate of approximately $3,600.

Rent expense was $651,000, $575,000 and $300,000 for the years ended December 31, 2014, 2013 and 2012 respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2014.

($ in thousands)	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 years

Long Term debt Obligations (1)	$275,000	$15,000	$30,000	$230,000	$—
Operating leases	4,640	570	1,100	1,317	1,653
Purchase obligations—principally employment and consulting services(2)	5,263	2,193	3,070	—	—
Purchase Obligations—Major Vendors(3)	81,750	64,487	17,263	—	—

Total obligations	$366,653	$82,250	$51,433	$231,317	$1,653

(1) Represents Senior Convertible Notes, including interest. See Note 4 to our Consolidated Financial Statements.

(2) Represents salary, bonus, and benefits for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance, Kunwar Shailubhai, Chief Scientific Officer and consulting fees, bonus and benefits for remaining term of consulting agreement with Gabriele M. Cerrone. See Note 7 to our Consolidated Financial Statements.

(3) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders.

Litigation

There are currently no pending legal proceedings to which Synergy or any of our subsidiaries is a party, or of which any of its property is the subject, that the Company believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as the Company is aware, no governmental authority is contemplating any such proceeding.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.6 million as of December 31, 2014 and December 31, 2013 respectively, for nonrefundable pre-payments for production of drug substance, analytical testing services for its drug candidates, and clinical trials. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and /or services are performed.

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

	Year ended December 31, 2014	Year ended December 31, 2013
Fair value of Synergy common stock	$3.05	$5.55
Expected warrant term	0.49-3.9 years	1.8-4.4 years
Risk-free interest rate	0.08%-1.32%	0.26%-1.76%
Expected volatility	52%-60%	60%
Dividend yield	0%	0%

The fair value of stock is the closing market price of the Company’s common stock on the date of warrant issuance and at the end of each reporting period when the derivative instruments are marked to market. Expected volatility is a management estimate of future volatility, over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants at the date of grant or quarterly revaluation.

As of December 31, 2014 and 2013, Synergy did not have any outstanding warrants which contained terms that require the use of a binomial model to determine fair value. The range of assumptions in the binomial model used to determine the fair value of certain warrants at the dates indicated was as follows:

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

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the quarterly periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325

3/31/2012	Fair value of new warrants issued during the quarter	—	—
3/31/2012	Change in fair value of warrants during the quarter	—	(8)

6/30/2012	Warrants classified to derivative liability during quarter	112,500	169
6/30/2012	Change in fair value of warrants during the quarter	—	1,317
9/30/2012	Fair value of new warrants issued during the quarter	—	—
9/30/2012	Change in fair value of warrants during the quarter	—	(140)

12/31/2012	Fair value of new warrants issued during the quarter	—	—
12/31/2012	Change in fair value of warrants during the quarter	—	764
12/31/2012	Reclassification of derivative liability to equity during the quarter	(112,500)	(169)
12/31/2012	Balance of derivative financial instruments liability	2,265,160	5,258

3/31/2013	Change in fair value of warrants during the quarter	—	1,093

3/31/2013	Balance of derivative financial instruments liability	2,265,160	6,351
6/30/2013	Fair value of new warrants issued during the quarter	—	—
6/30/2013	Reclassification of derivative liability to equity during the quarter	(1,406,691)	(3,575)
6/30/2013	Change in fair value of warrants during the quarter	—	(1,803)
9/30/2013	Fair value of new warrants issued during the quarter	—	—
9/30/2013	Change in fair value of warrants during the quarter	—	77
12/31/2013	Fair value of new warrants issued during the quarter	—	—
12/31/2013	Change in fair value of warrants during the quarter	—	484

12/31/2013	Balance of derivative financial instruments liability	858,469	1,534
3/31/2014	Fair value of new warrants issued during the quarter	—	—
3/31/2014	Change in fair value of warrants during the quarter	—	(223)
6/30/2014	Fair value of new warrants issued during the quarter	—	—
6/30/2014	Change in fair value of warrants during the quarter	—	(756)
9/30/2014	Fair value of new warrants issued during the quarter	—	—
9/30/2014	Change in fair value of warrants during the quarter	—	(425)
12/30/2014	Fair value of new warrants issued during the quarter	—	—
12/30/2014	Change in fair value of warrants during the quarter	—	42
12/30/2014	Balance of derivative financial instruments liability	858,469	$172

10. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013 and December 31, 2014:

($ in thousands) Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Derivative liabilities related to Warrants	$—	$—	$1,534	$1,534	$—	$—	$172	$172

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended December 31, 2014 and December 31, 2013.

($ in thousands) Description	Balance at December 31, 2012	Fair value of warrants exercised and reclassified to additional paid in capital	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2013	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2014
Derivative liabilities related to Warrants	$5,258	$(3,575)	$—	$(149)	$1,534	$—	$(1,362)	$172

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

As of December 31, 2014 and 2013, our available-for-sale securities are classified as Level 1 per ASC 820. Our Senior Convertible Debt is stated at principal amount.

11. Property and Equipment

Property and equipment consists of leasehold improvements, which are recorded at cost. The Company depreciates the costs when the property placed into service, using the straight-line method over the shorter of the life of asset and the remaining term of the underlying lease.

Furniture and equipment includes laboratory, testing and computer equipment and furniture and fixtures. All are stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Leasehold improvements are primarily related to Synergy’s corporate headquarters in New York City and are being amortized over the life of the lease. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 were approximately $120,000, $56,000 and $2,000, respectively.

($ in thousands)	December 31, 2014	December 31, 2013
Furniture and equipment	$645	$585
Leasehold improvement	220	107
Less accumulated depreciation	(223)	(103)

Property and equipment, net	$642	$589

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	13,299	24,479	20,946	24,550
Purchased in-process research and development	—	—	—
General and administrative	3,178	2,279	2,506	3,041
Loss from operations	(16,477)	(26,758)	(23,452)	(27,591)

Other income
Amortization of deferred financing costs	—	—	—	(411)
Interest and investment income/(expense), net(includes interest expense of $2,500 on Senior Convertible Debentures for year 2014)	29	(1)	19	(2,511)
Tax credits	—	83	—	—
Change in fair value of derivative instruments—warrants	223	756	425	(42)
Total other income/(loss)	252	838	444	(2,964)
Net Loss	$(16,225)	$(25,920)	$(23,008)	(30,555)

Weighted average common shares outstanding—basic and diluted (a)	92,056,124	94,069,703	94,738,048	96,190,332
Net loss per Common Share, basic and diluted(a):	$(0.18)	$(0.28)	$(0.24)	(0.32)

(a)                  Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(dollars in thousands, except per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	14,344	9,055	10,782	16,449
General and administrative	3,278	2,803	2,692	2,908
Loss from operations	(17,622)	(11,858)	(13,474)	(19,357)
Other income
Interest and investment income	17	16	14	11
Interest expense	—	—	—	(21)
Change in fair value of derivative instruments—warrants	(1,093)	1,803	(77)	(484)
Total other (loss)/income	(1,076)	1,819	(63)	(494)
Net Loss	$(18,698)	$(10,039)	$(13,537)	$(19,851)

Weighted average common shares outstanding—basic and diluted	72,789,006	87,482,939	90,182,115	90,182,115
Net loss per common share—basic and diluted(a):	$(0.26)	$(0.11)	$(0.15)	$(0.22)

(a)   Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.