Form 10-Q
period 2015-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2015-05-11
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

The number of the registrant’s shares of common stock outstanding was 100,045,737 as of May 8, 2015.

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

We believe that it is important to communicate future expectations to readers. However, there may be events in the future that we are not able to accurately predict or control. Risk factors that may cause such differences between predicted and actual results include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2014 and other periodic reports filed with the Securities and Exchange Commission.

These risk factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,2015 (unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$78,718	$146,470
Available-for-sale securities	99,910	49,897
Prepaid expenses and other current assets	3,649	3,836
Total Current Assets	182,277	200,203
Property and equipment, net	617	642
Security deposits	219	163
Deferred financing costs, net	11,719	12,336
Total Assets	$194,832	$213,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,170	$13,869
Accrued expenses	1,710	1,962
Interest payable on Senior Convertible Debentures	6,250	2,500
Total Current Liabilities	19,130	18,331
Senior Convertible Debentures	200,000	200,000
Derivative financial instruments, at estimated fair value-warrants	440	172
Total Liabilities	219,570	218,503
Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Authorized 20,000,000 shares and none outstanding, at March 31, 2015 and December 31, 2014	—	—
Common stock, par value of $.0001 authorized 200,000,000 shares at March 31, 2015 and December 31, 2014. Issued and outstanding 97,952,062 shares and 96,609,764 shares at March 31, 2015 and December 31, 2014, respectively	10	11
Additional paid-in capital	269,526	261,715
Accumulated deficit	(294,274)	(266,885)
Total Stockholders’ Deficit	(24,738)	(5,159)
Total Liabilities and Stockholders’ Deficit	$194,832	$213,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$—	$—

Costs and Expenses:
Research and development	18,198	13,299
General and administrative	4,606	3,178
Loss from Operations	(22,804)	(16,477)
Other Income /(Loss)
Amortization of deferred financing costs	(617)	—
Interest and investment income/(expense), net (includes interest expense of $3,750 on Senior Convertible Debentures for the three months ended March 31, 2015)	(3,700)	29
Change in fair value of derivative instruments—warrants	(268)	223
Total Other Income/(Loss)	(4,585)	252
Net loss	$(27,389)	$(16,225)

Weighted Average Common Shares Outstanding
Basic and Diluted	96,683,525	92,056,124

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.28)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Deficit

Balance, December 31, 2014	96,609,764	$10	$261,716	$(266,885)	$(5,159)
Period ended 3/31/2015 is unaudited
Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	1,342,298	—	5,558	—	5,558
Fees and expenses related to controlled equity sales	—	—	(153)	—	(153)
Stock based compensation expense	—		2,405	—	2,405
Net loss for the period	—	—	—	(27,389)	(27,389)
Balance March 31, 2015	97,952,062	$10	$269,526	$(294,274)	$(24,738)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(27,389)	$(16,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	28
Amortization of deferred financing costs	617	—
Stock-based compensation expense	2,405	1,264
Accretion of discount/premium on available for sale securities	(13)	24
Change in fair value of derivative instruments—warrants	268	(223)
Changes in operating assets and liabilities:
Security deposit	(56)	—
Distribution of non-cash item – ContraVir net assets	—	84
Accounts payable and accrued expenses	(2,952)	(3,011)
Prepaid expenses and other current assets	187	(1,860)
Accrued interest expense on Senior Convertible Debentures	3,750	—
Total Adjustments	4,240	(3,694)
Net Cash used in Operating Activities	(23,149)	(19,919)
Cash Flows From Investing Activities:
Net purchases of available-for-sale securities	(50,000)	—
Additions to property and equipment	(8)	(28)
Repayment on ContraVir loan receivable	—	455
Net Cash (used in) / provided by Investing Activities	(50,008)	427
Cash Flows From Financing Activities:
Proceeds of sale of common stock	5,558	22,606
Proceeds of sale of common stock — ContraVir	—	3,224
Fees and expenses – sale of common stock	(153)	(639)
Proceeds from exercise of stock options	—	36
Distribution associated with ContraVir Spinoff	—	(3,230)
Net Cash provided by Financing Activities	5,405	21,997

Net (decrease) / increase in cash and cash equivalents	(67,752)	2,505
Cash and cash equivalents at beginning of period	146,470	18,130
Cash and cash equivalents at end of period	$78,718	$20,635

Supplementary disclosure of cash flow information:
Cash paid for taxes	$122	$30
Supplementary disclosure of non-cash investing and financing activities:
Distribution of net assets of ContraVir	$—	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. (the “Company” or ‘Synergy”) is a biopharmaceutical company focused on the development of novel therapies to treat gastrointestinal (GI) diseases and disorders. The Company’s proprietary platform technology is based on the naturally occurring human GI peptide — uroguanylin - a key regulator of normal GI physiology. Synergy has created two unique analogs of uroguanylin - plecanatide and SP-333 — both designed to mimic uroguanylin’s natural activity and target a variety of GI conditions. Plecanatide is currently in phase 3 clinical development for chronic idiopathic constipation and for irritable bowel syndrome with constipation. SP-333 has successfully completed a phase 2 study in patients with opioid-induced constipation and is presently being evaluated for the treatment of ulcerative colitis.

2. Basis of Presentation

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc., (2) ContraVir Pharmaceuticals, Inc. (through February 18, 2014) and (3) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015. All intercompany balances and transactions have been eliminated.

3. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the standard, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In addition amortization of debt issuance costs are to be combined with interest expense in the statement of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In August 2014, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity s Ability to Continue as a Going Concern , which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

4. Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, Senior Convertible Debentures and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for marketable securities and derivative instruments which are marked to market at the end of each reporting period.

Financial instruments, consisting of cash and cash equivalents and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.  Available-for-sale securities and derivative financial instruments are marked to market at the end of each reporting period.

The value of Senior Convertible Debentures is stated at its carrying value which approximates fair value at March 31, 2015.

5. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of March 31, 2015 and December 31, 2014, the amount of cash and cash equivalents was $78.7 million and $146.5 million, respectively and consists of checking accounts and short-term money market mutual funds held at U.S. commercial banks.

The Company’s available-for-sale securities as of March 31, 2015 and December 31, 2014 consist of approximately $99.9 million and $49.9 million, respectively in U.S. Treasury securities with maturities of less than one year and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of March 31, 2015, there were no unrealized losses on available-for-sale securities. The Company recognized no net realized gains or losses for the three months ended March 31, 2015. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio and marked to market. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment charges. As of March 31, 2015 and December 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.

6. Convertible Senior Notes

On November 3, 2014, Synergy closed a private offering of $200 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019 (including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019, (the “Notes”). The net proceeds from the offering were $187.3 million after deducting the initial purchasers’ discounts and offering expenses.

The Notes are unsecured, senior obligations of Synergy and bear interest at a rate of 7.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. Accrued interest as of March 31, 2015 and December 31, 2014 was $6.3 million and $2.5 million, respectively. On May 1, 2015 Synergy made its first semiannual interest payment of $7.4 million. The next semiannual payment of $7.5 million is due November 1, 2015. The May 1, 2015 payment was slightly less than a full six months (178 days) because the Notes were issued November 3, 2014.

The Notes will mature on November 1, 2019, unless earlier purchased or converted.  The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share.

Transaction costs associated with this financing of $12.7 million have been deferred and will be recognized as expense over the expected term of the Notes, calculated using the effective interest rate method.  Amortization expense for three months ended March 31, 2015 was $.6 million and there were no such expenses in the three months ended March 31, 2014.  A summary of the deferred transaction cost balance, as of and during the periods indicated, is presented below:

($ in thousands)
Deferred financing costs at issuance November 1, 2014	$12,747
Less: amortization two months ended December 31, 2014	(411)

Deferred financing costs, Balance at December 31, 2014	$12,336
Less: amortization three months ended March 31, 2015	(617)
Deferred financing costs, Balance at March 31, 2015	$11,719

7. Accounting for Shared-Based Payments

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.  Synergy accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

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

Stock-based compensation has been recognized in operating results as follow:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Research and development	$530	$432
General and administrative	1,875	832

Total stock-based compensation expense	$2,405	$1,264

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2015, net of expected forfeitures, was approximately $8.1 million to be recognized over a weighted-average remaining vesting period of approximately 1.7 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	1.46%-2.02%	1.94%-2.52%
Dividend yield	—	—
Expected volatility	57%	60%
Expected term (in years)	6 years	6-9.3 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014(1)	16,567,020	$0.44-17.79	$3.20	$8,949	7.29 years
Granted	135,000	$2.94-3.33	$3.04
Exercised	—	$—	$—
Forfeited	(80,955)	$8.34 – 9.45	$9.26

Balance outstanding, March 31, 2015(1)	16,621,065	$0.44 - 17.79	$3.16	$26,233	7.09 years
Exercisable, at March 31, 2015	7,232,742	$0.44 - 17.79	$3.12	$11,808	5.81 years

(1)          Number of options represented above includes 4,364,000 options vesting upon a change of control, granted during the years ended December 31, 2009 and 2010, at an exercise price of $0.70 per share. Because the probability of a change of control transaction is not predictable no stock based compensation expense associated with these options has been recognized since the grant date.

8. Stockholders’ Deficit

On March 5, 2014, Synergy entered into Amendment No. 1 (the “Amendment”) to its Controlled Equity Offering Sales Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million.  The Company will pay Cantor a selling agent fee of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

From January 1, 2015 through March 31, 2015, Synergy sold 1,342,298 shares of common stock, pursuant to the Agreement with Cantor, yielding gross proceeds of $5.6 million, at an average selling price of $4.14 per share. Selling agent fees related to above financings from January 1, 2015 through March 31, 2015 were $0.15 million. (See subsequent event for additional sales under this agreement.)

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

In accordance with FASB ASC Topic 730-10-55, Research and Development , Synergy recorded prepaid research and development costs of approximately $3.1 million as of March 31, 2015 and $3.6 as of  December 31, 2014, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Fair value of Synergy common stock	$4.62	$5.31
Expected warrant term	0.25 to 2.9 years	1.25 to 3.9 years
Risk-free interest rate	0.03% to 0.89%	0.13% to1.32%
Expected volatility	57%	60%
Dividend yield	—	—

Fair value of stock is the closing market price of the Company’s common stock at the end of each reporting period when the derivative instruments are marked to market. Expected volatility is a management estimate of future volatility, over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants at the date quarterly revaluation.

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2014	Balance of derivative financial instruments liability	858,469	$172
3/31/2015	Change in fair value of warrants during the quarter	—	268
3/31/2015	Balance of derivative financial instruments liability	858,469	$440

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and March 31, 2015:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Derivative liabilities related to Warrants	$—	$—	$172	$172	$—	$—	$440	$440

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2015:

Description	Balance at December 31, 2014	Fair Value of warrants upon issuance	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of March 31, 2015
Derivative liabilities related to Warrants	$172	$—	$268	$440

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

11. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options and warrants would be antidilutive. For the three months ended March 31, 2015 and 2014 the effect of 16,621,065 and 11,646,060, respectively outstanding stock options, at the end of each period, were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the three months ended March 31, 2015 and 2014, the effect of 5,951,071 and 6,013,571, respectively outstanding warrants (which include warrants accounted for as equity and derivative liabilities) were excluded from the calculation of diluted loss per share because the effect was antidilutive.

12. Subsequent Events

From April 1, 2015 through May 8, 2015, Synergy sold an additional 2,093,700 shares of common stock, under Synergy’s Amended Controlled Equity Sales Agreement with Cantor Fitzgerald & Co. (the Agreement, see footnote 8).  These sales yielded gross proceeds of $9.1 million, at an average selling price of $4.35 per share. Selling agent fees related to above financings were $0.25 million. As of May 10, 2015, Synergy has $25.8 million of common stock available unsold under the Agreement.

On May 1, 2015 Synergy made its first semiannual interest payment of $7.4 million on the Senior Convertible Notes (see footnote 6).

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”), on March 16, 2015. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

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

Constipation can be the by-product of other disease states, as well as due to certain drug therapies (e.g., narcotics) or anatomic anomalies. CIC, in contrast, is defined as having no identifiable causes. Patients diagnosed with CIC have experienced symptoms for 6 months or more, and commonly have less than 3 bowel movements a week and often less than one. They suffer from very hard stool and abdominal symptoms such as bloating, discomfort, gas, and a feeling of incomplete evacuation. The prescription drugs currently available have significant side effects and are generally only effective in less than half of patients treated. Plecanatide offers hope for a more effective and tolerable treatment that can relieve the significant burden which CIC places on patients’ lives.

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

Phase 3 Clinical Trial for CIC

On November 13, 2013, we announced the start of the first of two planned pivotal Phase 3 clinical trials to confirm the safety and efficacy of plecanatide in adult patients with CIC. The pivotal Phase 3 trial is a randomized, double-blind, clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study was expected to be conducted at approximately 180 sites in the United States and Canada and we expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

On April 28, 2014, we initiated our second pivotal Phase 3 clinical trial for plecanatide in CIC patients. The primary objective of this trial is to confirm the safety and efficacy of plecanatide, a GC-C receptor agonist and once-daily oral treatment, in adult patients with CIC. This Phase 3 trial is a randomized, double-blind clinical trial to compare a 12-week, dose-ranging regimen of plecanatide (3.0 and 6.0mg) against placebo in adult patients with CIC. The study was expected to be conducted at approximately 180 sites in the United States and we expected to enroll approximately 1,350 patients with CIC. The primary endpoint of the study is the proportion of patients who are overall responders for the 12-week treatment period.

On January 8, 2015 and January 29, 2015 we announced that we had completed patient enrollment in the first and second of two pivotal phase 3 trials, respectively, which are evaluating the safety and efficacy of two plecanatide doses (3.0 and 6.0 mg) in patients with CIC. Each trial is a randomized, 12-week, double-blind, placebo-controlled phase 3 trial evaluating approximately 1350 adult patients with CIC. We expect to announce top-line data results from the first phase 3 CIC trial in the second quarter of 2015, and top-line results from the second phase 3 CIC trial in the third quarter of 2015. In the fourth quarter of this year, we plan to file our first NDA with the FDA for plecanatide in the CIC indication.

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

On December 27, 2012, we commenced a Phase 2b dose-ranging trial of plecanatide to treat patients with IBS-C. This study was conducted at 70 sites in the U.S. To qualify for enrollment, patients had to meet the Rome III criteria for IBS-C as modified for this study. Abdominal pain is a major part of this syndrome and patients need to have pain scores of 3 or more (on a scale of 1 to 10) for 3 days in each of the two pre-treatment weeks. Qualified patients were randomized to receive 0.3, 1, 3 or 9 mg of plecanatide or placebo once daily for 12 weeks, and were seen at the clinical sites once a month during the study.

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

On December 18, 2014, we announced the initiation of the first of two planned pivotal phase 3 clinical trials evaluating the safety and efficacy of 3.0 and 6.0 mg plecanatide, once-daily oral tablets, for the treatment of irritable bowel syndrome with constipation (IBS-C), consistent with the ongoing CIC registration trials. IBS-C patients successfully completing either of the 12-week placebo-controlled registration trials will be offered enrollment into a long-term safety trial in order to support the ongoing long-term safety database for the CIC indication.

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

On September 7, 2012, we submitted an Investigational New Drug, or IND, application for clinical evaluation of SP-333 to treat IBD. On December 28, 2012, we successfully completed a Phase 1 placebo-controlled, dose-escalating, single-dose study of 70 healthy adult volunteers. In January 2013, we commenced a multiple-ascending oral-dosing study of healthy volunteers in a Phase 1 trial of SP-333, which was completed during the quarter ended June 30, 2013.

On October 30, 2013 we announced the start of the Phase 2 clinical trial to evaluate the safety and efficacy of SP-333 in adult patients with OIC. The multi-center, randomized, double-blind clinical trial compares a 4-week, dose-ranging regimen of SP-333 (1.0, 3.0 and 6.0mg) against placebo in adult patients taking opioid analgesics for chronic, non-cancer pain for at least three months.

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

We continue to advance our ongoing phase 1b exploratory study of SP-333 in patients with mild-to-moderate ulcerative colitis. Our double-blind, placebo-controlled, four-week study is being conducted in the United States and is expected to enroll approximately 24 patients.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

We had no revenues during the three months ended March 31, 2015 and 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2015 (“Current Year Quarter”) increased approximately $4.9 million or 37%, to approximately $18.2 million from approximately $13.3 million for the three months ended March 31, 2014 (“Prior Year Quarter”). This increase in research and development expenses was largely attributable to ongoing development of our plecanatide product candidates. The following table sets forth our research and development expenses directly related to our product candidates for the three months ended March 31, 2015 and 2014. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Three Months Ended March 31,
Drug candidates	2015	2014
Plecanatide	$14,503	$8,728
SP-333	1,593	2,938
Total direct costs	16,096	11,666
Total indirect costs	2,102	1,633
Total Research and Development	$18,198	$13,299

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were $2.1 million in the Current Year Quarter, as compared to $1.6 million during the Prior Year Quarter primarily due to higher stock based compensation expenses.

General and administrative expenses increased $1.4 million or 44%, to $4.6 million for the Current Quarter from approximately $3.2 million for the Prior Quarter. These increased expenses were primarily the result of higher stock based compensation and facility expenses of $3.6 million for the Current Year Quarter, as compared to $2.0 million for the Prior Year Quarter, partially offset by lower legal expenses of $0.4 million in the Current Year Quarter, as compared to $0.6 million for the Prior Year Quarter.

Net loss for the Current Year Quarter was $27.4 million as compared to a net loss of a $16.2 million incurred for the Prior Year Quarter. This increase in our net loss of $11.2 million or 69% was a result of the increases in operating expenses discussed above, plus a) interest expense of $3.75 million on Senior Convertible Debentures for Current Year Quarter with none in Prior Year Quarter, b) offsetting by a gain from changes in fair value of derivative instruments-warrants of $0.3 million during the Current Year Quarter, as compared to a loss on derivative instruments-warrants of $0.3 million during the Prior Year Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had $78.7 million in cash and cash equivalents and $99.9 million in available for sale securities, compared to $146.5 million in cash and cash equivalents and $49.9 million in available for sale securities as of December 31, 2014. Net cash used in operating activities was $23.1 million and 19.9 million, respectively, for the three months ended March 31, 2015 and 2014.  $5.4 million and $22 million, respectively was provided by financing transactions, net of fees and expenses, for the three months ended March 31, 2015 and 2014.  As of March 31, 2015, we had working capital of $163.2 million, as compared to working capital of $ 181.9 million on December 31, 2014.

From January 1, 2015 through March 31, 2015, we sold 1,342,298 shares of common stock, pursuant to the Agreement (the Agreement, see footnote 8) with Cantor, yielding gross proceeds of $5.6 million, at an average selling price of $4.14 per share. Selling agent fees related to above financings from January 1, 2015 through March 31, 2015 were $0.2 million.

From April 1, 2015 through May 8, 2015, we sold an additional 2,093,700 shares of common stock.  These sales yielded gross proceeds of $9.1 million, at an average selling price of $4.35 per share and selling agent fees related to above financings were $0.25 million. As of May 10, 2015, Synergy has $25.8 million of common stock available for issuance under the Agreement.

On May 1, 2015 we made our first semiannual interest payment of $7.4 million, on our 7.50% Convertible Senior Notes. The next semiannual payment of $7.5 million is due on November 1, 2015. The May 1, 2015 payment was slightly less than a full six months (178 days) because the Notes were issued November 3, 2014.

We will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2014, filed with the SEC on March 16, 2015. There have been no other changes to our critical accounting policies since December 31, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 6. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitment , included in our Annual Report on Form 10-K as of December 31, 2014, filed on March 16, 2015. There have been no material changes in our contractual obligations and commitments since filing December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2015.

ITEM 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market mutual funds, U.S. Treasury Bills, U.S. Government Agency Notes and Bonds, and the FDIC insurance limit on our bank balances. As of March 31, 2015, we held approximately $78.7 million in checking and money market mutual funds and available-for-sale securities of $99.9 million in U.S. Treasury securities and U.S. Government Agency Notes. Our cash and cash equivalents balances are in excess of federally insured limits.  We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

ITEM 4.                            CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15,  our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2015.

PART II. OTHER INFORMATION

ITEM 1.                                                                        LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2014, filed on March 16, 2015.

ITEM 1a.                                                                 RISK FACTORS

There have been no material changes in our risk factors since the filing on March 16, 2015 of our Form 10-K for the year ended December 31, 2014.

ITEM 2.                                                                        PROPERTIES

There have been no material changes in our properties since the filing on March 16, 2015 of our Form 10-K for the year ended December 31, 2014.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: May 11, 2015	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: May 11, 2015	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance