Form 10-Q
period 2015-09-30
SYNERGY PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

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

The number of the registrant’s shares of common stock outstanding was 113,673,273 as of November 4, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2015 (unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$41,916	$146,470
Available-for-sale securities	100,085	49,897
Prepaid expenses and other current assets	1,147	3,836
Total Current Assets	143,148	200,203
Property and equipment, net	590	642
Security deposits	219	163
Total Assets	$143,957	$201,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,612	$13,869
Accrued expenses	3,177	1,962
Interest payable on Senior Convertible Debentures	4,969	2,500
Total Current Liabilities	19,758	18,331
Senior Convertible Notes, net of deferred financing costs of $8,276 and $12,336 as of September 30, 2015 and December 31, 2014, respectively	150,735	187,664
Derivative financial instruments, at estimated fair value-warrants	533	172
Total Liabilities	171,026	206,167
Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Authorized 20,000,000 shares and none outstanding, at September 30, 2015 and December 31, 2014	—	—
Common stock, par value of $.0001, 350,000,000 shares and 200,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively. Issued and outstanding 113,673,273 shares and 96,609,764 shares at September 30, 2015 and December 31, 2014, respectively.	11	10
Additional paid-in capital	326,858	261,716
Accumulated deficit	(353,938)	(266,885)
Total Stockholders’ Deficit	(27,069)	(5,159)
Total Liabilities and Stockholders’ Deficit	$143,957	$201,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	20,424	20,946	58,147	58,724
Selling, General and administrative	2,728	2,506	14,727	7,963

Loss from Operations	(23,152)	(23,452)	(72,874)	(66,687)
Other Income/(Loss)
Interest and investment income/(expense), net (includes interest expense of $2,747 and $9,885 on Senior Convertible Debentures and $1,544 and $4,060 in amortization of deferred financing costs for the three and nine months ended September 30, 2015)	(4,291)	19	(13,815)	47
State R&D tax credits	—	—	—	83
Change in fair value of derivative instruments-warrants	1,446	425	(364)	1,404
Total Other Income/(Loss)	(2,845)	444	(14,179)	1,534

Net Loss	$(25,997)	$(23,008)	$(87,053)	$(65,153)

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.23)	$(0.24)	$(0.85)	$(0.70)

Weighted Average Common Shares Outstanding
Basic and Diluted	111,328,339	94,738,048	102,838,814	93,631,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Deficit

Balance, December 31, 2014	96,609,764	$10	$261,716	$(266,885)	$(5,159)
Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	3,435,998	—	14,672	—	14,672
Fees and expenses related to controlled equity sales	—	—	(404)	—	(404)
Common stock issued in connection with exercise of stock options	248,387	—	1,079	—	1,079
Common stock issued in connection with exercise of warrants	189,412	—	1,012	—	1,012
Shares issued in connection with conversion of Senior Convertible Debentures	13,179,712	1	40,988	—	40,989
Stock based compensation expense	—		7,724	—	7,724
Stock issued in exchange for certain intellectual property	10,000	—	71	—	71
Net loss for the period	—	—	—	(87,053)	(87,053)
Balance September 30, 2015	113,673,273	$11	$326,858	$(353,938)	$(27,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows From Operating Activities:
Net loss	$(87,053)	$(65,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	86
Amortization of deferred financing costs	4,060	—
Stock-based compensation expense	7,724	3,187
Value of common stock issued for patent license	71	—
Accretion of discount/premium on available for sale securities	(97)	28
Change in fair value of derivative instruments—warrants	364	(1,404)
Changes in operating assets and liabilities:
Security deposit	(56)	(69)
Accounts payable and accrued expenses	(1,042)	3,086
Prepaid expenses and other current assets	2,781	(394)
Accrued interest expense on Senior Convertible Debentures	2,470	—
Total Adjustments	16,378	4,520
Net Cash used in Operating Activities	(70,675)	(60,633)
Cash Flows From Investing Activities:
Net purchases of available-for-sale securities	(50,188)	30,000
Additions to property and equipment	(50)	(104)
Repayment on ContraVir loan receivable	—	455
Net Cash (used in) / provided by Investing Activities	(50,238)	30,351
Cash Flows From Financing Activities:
Proceeds of sale of common stock	14,672	25,612
Proceeds of sale of common stock — ContraVir	—	3,224
Fees and expenses — sale of common stock	(404)	(721)
Proceeds from exercise of warrants	1,012	—
Proceeds from exercise of stock options	1,079	36
Distribution associated with ContraVir Spinoff	—	(3,230)
Net Cash provided by Financing Activities	16,359	24,921

Net decrease in cash and cash equivalents	(104,554)	(5,361)
Cash and cash equivalents at beginning of period	146,470	18,130
Cash and cash equivalents at end of period	$41,916	$12,769

Supplementary disclosure of cash flow information:
Cash paid for interest on Senior Convertible Debentures	$7,416	$—
Cash paid for taxes	$258	$55
Supplementary disclosure of non-cash investing and financing activities:
Distribution of net assets of ContraVir	$—	$84
Conversion of Senior Convertible Debentures to Synergy Common Stock	$40,989	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. (the “Company” or ‘Synergy”) is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Our proprietary GI platform includes two fully-owned, late-stage clinical assets - plecanatide and dolcanatide. We designed both plecanatide and dolcanatide to be pharmacologically superior versions of the naturally occurring human GI peptide, uroguanylin, which is an important regulator for digestive fluid movement and gut health. Plecanatide is our first novel uroguanylin analog being developed for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Taken as a tablet once-a-day, plecanatide is designed to mimic the natural role of uroguanylin by working locally in the upper GI tract to activate and regulate fluid movement required for normal bowel function. In the summer of 2015, we announced positive phase 3 data from two plecanatide clinical trials for CIC. We intend to file our first new drug application (NDA) with plecanatide in the CIC indication in January 2016. Plecanatide is also being evaluated in two ongoing pivotal phase 3 clinical trials for IBS-C. We intend to file our second NDA with plecanatide in the IBS-C indication by year-end 2016. Dolcanatide is our second novel uroguanylin analog currently being evaluated in a phase 1b exploratory study for the treatment of ulcerative colitis. Dolcanatide is designed to have enhanced resistance to proteolysis in intestinal fluid relative to uroguanylin and yet still retain the same physiologic characteristics as natural uroguanylin. In November 2014, we announced positive data with dolcanatide from a phase 2 clinical trial for opioid-induced constipation (OIC).

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

The value of Senior Convertible Notes is stated at its carrying value at September 30, 2015. The Company believes it could obtain borrowings at September 30, 2015 at comparable interest rates as the November 2014 Notes, therefore, the carrying value approximates fair value.

5. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of September 30, 2015 and December 31, 2014, the amount of cash and cash equivalents was $41.9 million and $146.5 million, respectively and consists of checking accounts and short-term money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

The Company’s available-for-sale securities as of September 30, 2015 and December 31, 2014 consist of $100.1 million and $49.9 million, respectively. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of September 30, 2015, there were no unrealized losses on available-for-sale securities.

The following tables summarize the available-for-sale securities held at September 30, 2015 and December 31, 2014 (in millions):

Fair Value
September 30, 2015
U.S. Treasury securities	$50.0
U.S. government sponsored entity securities	50.1
Total	$100.1

Fair Value
December 31, 2014
U.S. Treasury securities	$49.9
U.S. government sponsored entity securities	—
Total	$49.9

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

The Notes are unsecured. Interest expense not including amortization of deferred financing costs for three and nine months ended September 30, 2015 was $2.7 million and $9.9 million, respectively. There was no such expense in the three and nine months ended September 30, 2014.  On May 1, 2015 Synergy made its first semiannual interest payment of $7.4 million. Accrued interest payable was $5.0 million and $2.5 million as of September 30, 2015 and December 31, 2014 respectively. A summary of quarterly activity is listed below (dollars in thousands):

Interest payable on Senior Convertible Debenture at 1/1/2015	$2,500
Accrued interest expense during the 3 months ended March 31, 2015	3,750
Interest Payable on Senior Convertible Debenture at March 31, 2015	6,250
Accrued interest expense during the 3 months ended June 30, 2015	3,388
Interest Payment on Senior Convertible Debenture at May 1, 2015	(7,416)
Interest payable on Senior Convertible Debenture as of June 30, 2015	2,222
Accrued interest expense during the 3 months ended September 30, 2015	2,747
Interest payable on Senior Convertible Debenture as of September 30, 2015	$4,969

The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share. During the three months ended September 30, 2015, $18.8 million aggregate principal amount of the Notes was converted into 6.0 million shares of Synergy common stock. During the nine months ended September 30, 2015, $41.0 million aggregate principal amount of the Notes was converted into 13.2 million shares of Synergy common stock. This brings the principal balance of the Notes to $159.0 million at September 30, 2015 as compared to $200.0 million at December 31, 2014. All conversions were noteholder initiated with no inducement or solicitation on the part of the Company. Transaction costs associated with the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method. Amortization expense, including amortization associated with reduction of the principal due to the conversion of the debentures on a prorated basis for three and nine months ended September 30, 2015 were $1.5 million and $4.1 million, respectively. There were no such expenses in the three and nine months ended September 30, 2014.  The remaining transaction costs have been presented as a reduction of the Notes in accordance with the newly adopted Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.  A summary of quarterly activity and balances associated with the Notes and related deferred transaction costs is presented below ($ in thousands):

	Notes Balance	Transactions Costs	Notes, net of Transaction Costs

Balance at issuance November 1, 2014	$200,000	$12,747	$187,253
Less: amortization two months ended December 31, 2014	—	(411)	411

Balance December 31, 2014	200,000	12,336	187,664
Less: amortization three months ended March 31, 2015	—	(617)	617

Balance March 31, 2015	200,000	11,719	188,281

Less: amortization three months ended June 30, 2015 (1)	—	(1,899)	1,899

Conversions	(22,213)	—	(22,213)

Balance June 30, 2015	177,787	9,820	167,967
Less: amortization three months ended September 30, 2015	—	(1,544)	1,544
Conversions	(18,776)	—	(18,776)
Balance September 30, 2015	$159,011	$8,276	$150,735

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

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
($ in thousands)	2015	2014	2015	2014
Employees—included in research and development	592	522	1,702	1,391
Employees—included in general and administrative	(661)	400	6,022	1,796

Total stock-based compensation expense (income)	$(69)	$922	$7,724	$3,187

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2015, net of expected forfeitures, was approximately $16.5 million to be recognized over a weighted-average remaining vesting period of approximately 2.25 years. This unrecognized compensation cost does not include amounts related to 4,364,000 shares of stock options which vest and will be measured upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk-free interest rate	1.46%-2.02%	1.78%-1.98%
Dividend yield	—	—
Expected volatility	57%-80%	60%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014(1)	16,567,020	$0.44-17.79	$3.20	$8,949	7.29 years
Granted	3,706,112	3.33-9.33	6.70	—
Exercised	(248,387)	3.40-6.28	4.34	—
Forfeited	(256,789)	3.33-9.45	6.93	—
Balance outstanding, September 30, 2015(1)	19,767,956	$0.44-9.12	$3.74	$36,270	7.22 years
Exercisable, at September 30, 2015	7,560,758	$0.44-9.12	$3.19	$16,387	5.61 years

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

From January 1, 2015 through September 30, 2015, Synergy sold 3,435,998 shares of common stock, pursuant to the Agreement with Cantor, yielding gross proceeds of $14.7 million, at an average selling price of $4.27 per share. Selling agent fees related to above financings from January 1, 2015 through September 30, 2015 were $0.4 million.

From January 1, 2015 through September 30, 2015, $41.0 million aggregate principal amount of the Notes was converted into approximately 13.2 million shares of Synergy common stock.

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

From July 1, 2015 through September 30, 2015 warrants to purchase 189,412 shares of common stock were exercised, yielding proceeds to the Company of $1.0 million. In addition employee stock options to purchase 248,387 shares of common stock were exercised yielding proceeds of $1.1 million.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $0.7 million as of September 30, 2015 and $3.6 million as of December 31, 2014, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Fair value of Synergy common stock	$5.30	$2.79
Expected warrant term	0.01-2.4 years	0.75-3.4 years
Risk-free interest rate	0.00%-0.78%	0.08%-1.25%
Expected volatility	80%	52%-60%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2014	Balance of derivative financial instruments liability	858,469	$172
3/31/2015	Change in fair value of warrants during the quarter	—	268
6/30/2015	Change in fair value of warrants during the quarter	—	1,541
6/30/2015	Expiration of warrants	(324,000)	—
9/30/2015	Change in fair value of warrants during the quarter	—	(1,445)
9/30/2015	Exercise of warrants	(30,000)	—
9/30/2015	Expiration of warrants	(2,469)	(3)
9/30/2015	Balance of derivative financial instruments liability	502,000	$533

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and September 30, 2015:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
Derivative liabilities related to Warrants	$—	$—	$172	$172	$—	$—	$533	$533

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2015:

($ in thousands)

Description	Balance at December 31, 2014	(Gain) or loss recognized in earning from Change in Fair Value	Expiration of warrants	Balance as of September 30, 2015
Derivative liabilities related to Warrants	$172	$364	$(3)	$533

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants, and the conversion of the Senior Convertible Notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC60-10-45-35 through o ASC 60-10-45-37:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stock Options	19,767,956	12,862,860
Warrants	5,068,823	5,647,203
Senior Convertible Notes	51,128,939	—
Total shares issuable upon exercise or conversion	75,965,718	18,510,063

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

Business Overview

We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Our proprietary GI platform includes two fully-owned, late-stage clinical assets - plecanatide and dolcanatide. We designed both plecanatide and dolcanatide to be pharmacologically superior versions of the naturally occurring human GI peptide, uroguanylin, which is an important regulator for digestive fluid movement and gut health. Plecanatide is our first novel uroguanylin analog being developed for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Taken as a tablet once-a-day, plecanatide is designed to mimic the natural role of uroguanylin by working locally in the upper GI tract to activate and regulate fluid movement required for normal bowel function. In the summer of 2015, we announced positive phase 3 data from two plecanatide clinical trials for CIC. We intend to file our first new drug application (NDA) with plecanatide in the CIC indication by January 2016. Plecanatide is also being evaluated in two ongoing pivotal phase 3 clinical trials for IBS-C. We intend to file our second NDA with plecanatide in the IBS-C indication by year-end 2016. Dolcanatide is our second novel uroguanylin analog currently being evaluated in a phase 1b exploratory study for the treatment of ulcerative colitis. Dolcanatide is designed to have enhanced resistance to proteolysis in intestinal fluid relative to uroguanylin and yet still retain the same physiologic characteristics as natural uroguanylin. In November 2014, we announced positive data with dolcanatide from our phase 2 clinical trial for opioid-induced constipation (OIC).

Recent Developments

•                  On July 30, 2015 we announced positive top-line results from the second of two pivotal phase 3 clinical trials evaluating the efficacy and safety of two different plecanatide treatment doses (3.0 mg and 6.0 mg), taken as a tablet once-a-day, in 1,337 adult patients with CIC. Both doses of plecanatide met the study’s primary and key secondary endpoints and demonstrated excellent tolerability profile with only 3.2% of patients in 3.0 mg and 4.5% of patients in 6.0 mg dose groups reporting diarrhea compared to 1.3% of placebo-treated patients.  Discontinuations due to diarrhea were infrequent (1.1% in 3.0 mg and 1.1% in 6.0 mg dose groups compared to 0.4% in placebo.

•                  We are continuing efforts to prepare our first NDA for plecanatide for the CIC indication and we intend to file with the U.S. Food and Drug Administration (FDA) in January 2016.

•                  We are continuing to enroll CIC patients into our ongoing open-label, long-term safety trial with plecanatide. Patients who completed either of the two12-week phase 3 CIC trials were allowed to enroll and receive either 3.0 mg or 6.0 mg plecanatide, once-daily, for one year or more. The objective of this trial is to evaluate the long-term safety and tolerability of plecanatide in patients with CIC.

•                  We are continuing to advance our two pivotal phase 3 clinical trials with plecanatide for IBS-C. Each randomized, 12-week, double-blind placebo-controlled trial is evaluating the efficacy and safety of both 3.0 mg and 6.0 mg plecanatide treatment doses, taken as a tablet once-a-day, in approximately 1,050 adult patients with IBS-C. The IBS-C program is designed to support regulatory submission in the U.S. and we intend to file our second NDA with plecanatide in the IBS-C indication by year-end 2016.

•                  We are also continuing to progress our phase 1b exploratory study with dolcanatide in patients with mild-to-moderate ulcerative colitis. The double-blind, placebo-controlled, four-week study is being conducted in the United States and is expected to enroll approximately 24 patients.

•                  We continue to build our commercial expertise with the appointments of Timothy Callahan and Richard Daly to our Board of Directors and Troy Hamilton as our Chief Commercial Officer.  This expanded leadership team is now fully engaged in building our commercial expertise with key hires and a clear and focused commercial strategy for our eventual U.S. launch with plecanatide.

Plecanatide

Plecanatide is our first novel uroguanylin analog being developed for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Taken as a tablet once-a-day, plecanatide is designed to mimic the natural role of uroguanylin by working locally in the upper GI tract to activate and regulate fluid movement required for normal bowel function.

Plecanatide Phase 3 CIC Program

Design

The plecanatide phase 3 CIC program includes two randomized, 12-week, double-blind, placebo-controlled pivotal trials evaluating the efficacy and safety of two different plecanatide treatment doses (3.0 mg and 6.0 mg), taken as a tablet once-a-day, in patients with CIC. Both trials include a two-week pre-treatment baseline period, a 12-week treatment period, and a two-week post-treatment period. The phase 3 CIC program is designed to support regulatory submission in the U.S.

The first phase 3 CIC trial was conducted in North America and assessed 1,346 adult patients (19.2% males and 80.8% females) that were randomly assigned to take 3.0 mg or 6.0 mg plecanatide or placebo once-a-day during the 12 week treatment period (453 patients in the 3 mg dose group, 441 patients in the 6.0 mg dose group and 452 patients in the placebo group).

The second phase 3 CIC trial was conducted in the United States and assessed 1,337 adult patients (21.6% males and 78.4% females) that were randomly assigned to take 3.0 mg or 6.0 mg plecanatide or placebo once-a-day during the 12 week treatment period (443 patients in the 3.0 mg dose group, 449 patients in the 6.0 mg dose group and 445 patients in the placebo group).

Primary Endpoint

The primary endpoint for both trials is the proportion of durable overall responders (%), which is the current regulatory endpoint required for U.S. approval in CIC. The FDA has defined an overall responder as a patient who fulfills both > 3 complete spontaneous bowel movements (CSBMs) per week plus an increase of > 1 CSBM from baseline in the same week, for 9 out of the 12 treatment weeks. In addition, the same patient must be a weekly responder for at least 3 of the last 4 treatment weeks in order to be considered a durable overall responder. Plecanatide has the potential to be the first drug approved for CIC using the more stringent regulatory requirement for durability of the overall response.

Patient Population

Patients were selected using the modified Rome 3 criteria for CIC and had (1) fewer than 3 defecations per week, (2) loose stools occurring rarely without laxatives, (3) inadequate criteria for irritable bowel syndrome with constipation (IBS-C), and (4) at least two of the following applied to at least 25% of defecations: (a) straining during evacuation, (b) lumpy or hard stools, (c) sensation of anorectal obstruction or blockage. Rome 3 requires patients to fulfill the criteria over the last 3 months with symptom onset at least 6 months prior to diagnosis.

First Phase 3 CIC Trial Top-line Results

On June 17, 2015 we announced positive top-line results from the first of two pivotal phase 3 clinical trials of plecanatide in 1,346 adult patients with CIC.  Preliminary analysis of the data indicates that both plecanatide 3.0 mg and 6.0 mg doses met the study’s primary endpoint and demonstrated statistical significance in the proportion of patients in the intention-to-treat population who were durable overall responders compared to placebo during the 12-week treatment period (21.0% in 3.0 mg and 19.5% in 6.0 mg dose groups compared to 10.2% in placebo; p<0.001 for both doses). Plecanatide was safe and well tolerated at both doses; the most common adverse event was diarrhea, which occurred in 5.9% of patients in 3.0 mg and 5.5% of patients in 6.0 mg dose groups compared to 1.3% of placebo-treated patients. Stool consistency was the key secondary endpoint reported with top-line analyses; both 3.0 mg and 6.0 mg plecanatide doses showed statistically significant improvement from baseline in Bristol Stool Form Scale (BSFS) scores compared to placebo (mean increase of 1.53 in 3.0 mg and 1.52 in 6.0 mg dose groups compared to a mean increase of 0.77 in placebo; p<0.001 for both doses). The observed improvements began at Week 1, continued throughout the 12-week treatment period, and returned towards baseline with no indication of an exaggerated or rebound effect following discontinuation of treatment. 15 patients in the trial (1.1%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (5.1 % in 3.0 mg and 5.0% in 6.0 mg dose groups compared to 1.3% in placebo) and discontinuations due to diarrhea were infrequent (2.7% in 3.0 mg and

2.4% in 6.0 mg dose groups compared to 0.4% in placebo). No clinically relevant abnormalities were observed in serum chemistries, hematology, urinalysis, ECG or vital signs measurements.

Second Phase 3 CIC Trial Top-line Results

On July 30, 2015 we announced positive top-line results from the second of two pivotal phase 3 clinical trials of plecanatide in 1,337 adult patients with CIC.  Preliminary analysis of the data indicates that both plecanatide 3.0 mg and 6.0 mg doses met the study’s primary endpoint and demonstrated statistical significance in the proportion of patients in the intention-to-treat population who were durable overall responders compared to placebo during the 12-week treatment period (20.1% in 3.0 mg and 20.0% in 6.0 mg dose groups compared to 12.8% in placebo; p=0.004 for both doses). Importantly, plecanatide was safe and well tolerated at both doses; the most common adverse event was diarrhea, which occurred in 3.2% of patients in 3.0 mg and 4.5% of patients in 6.0 mg dose groups compared to 1.3% of placebo-treated patients. Stool consistency was the key secondary endpoint reported with top-line analyses; both 3.0 mg and 6.0 mg plecanatide doses showed statistically significant improvement from baseline in Bristol Stool Form Scale (BSFS) scores compared to placebo (mean increase of 1.49 in 3.0 mg and 1.50 in 6.0 mg dose groups compared to a mean increase of 0.87 in placebo; p<0.001 for both doses). The observed improvements began at Week 1, continued throughout the 12-week treatment period, and returned towards baseline with no indication of an exaggerated or rebound effect following discontinuation of treatment. 20 patients in the trial (1.4%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (3.2% in 3.0 mg and 3.8% in 6.0 mg dose groups compared to 3.0% in placebo) and discontinuations due to diarrhea were infrequent (1.1% in 3.0 mg and 1.1% in 6.0 mg dose groups compared to 0.4% in placebo). No clinically relevant abnormalities were observed in serum chemistries, hematology, urinalysis, ECG or vital signs measurements.

Long-term Safety Study

We are continuing to enroll CIC patients into our ongoing open-label, long-term safety trial with plecanatide. Patients who completed either of the two 12-week phase 3 CIC trials were allowed to enroll and receive either 3.0 mg or 6.0 mg plecanatide, once-daily, for one year or more. The objective of this trial is to evaluate the long-term safety and tolerability of plecanatide in patients with CIC.

We plan to present additional data results from both phase 3 CIC trials at appropriate scientific conferences. We intend to file our first new drug application (NDA) with plecanatide for the CIC indication in January 2016.

Plecanatide Phase 3 IBS-C Program

Design

The plecanatide phase 3 IBS-C program includes two randomized, 12-week, double-blind, placebo-controlled pivotal trials evaluating the efficacy and safety of two different plecanatide treatment doses (3.0 mg and 6.0 mg), taken as a tablet once-a-day, in patients with IBS-C. Each phase 3 trial is expected to enroll approximately 1,050 patients with IBS-C and includes a two-week pre-treatment baseline period, a 12-week treatment period, and a two-week post-treatment period. The phase 3 IBS-C program was designed to support regulatory submissions in the U.S.

Primary Endpoint

The primary efficacy endpoint for both trials is the percentage of patients who are Overall Responders during the 12 week treatment period. An Overall Responder, as defined by the FDA, is a patient who is a weekly responder (i.e. meets both a 30% abdominal pain intensity reduction and stool frequency increase criteria in the same week) for at least 6 of the 12 treatment weeks.

Patient Population

Patients with IBS-C are defined by Rome III Criteria as having a history of constipation and abdominal pain for at least 6 months, including hard or lumpy stools for 25% or more of defecations, loose or watery stools for 25% or less of defecations, and abdominal pain or discomfort for 3 days or more per month for the last 3 months.

We announced the start of the first phase 3 IBS-C trial with plecanatide in December 2014 and the second trial was initiated in June 2015. We intend to file our second NDA with plecanatide in the IBS-C indication by year-end 2016.

Dolcanatide (formerly called SP-333)

Dolcanatide is our second novel uroguanylin analog currently being evaluated in a phase 1b exploratory study for the treatment of ulcerative colitis. Dolcanatide is designed to have enhanced resistance to proteolysis in intestinal fluid relative to uroguanylin and yet still retain the same physiologic characteristics as natural uroguanylin.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

We had no revenues during the three months ended September 30, 2015 and three corresponding months in 2014 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended September 30, 2015 (“Current Year Quarter”) decreased approximately $0.5 million or 2%, to approximately $20.4 million from approximately $20.9 million for the three months ended September 30, 2014 (“Prior Year Quarter”). This decrease in research and development expenses reflects a decrease in development costs related to our plecanatide CIC clinical trials. Our plecanatide IBS-C clinical trials are ongoing, as is our NDA application preparation process for the CIC indication.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended September 30, 2015 and 2014. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs. Indirect research and development costs include in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services not directly allocated to specific drug candidates.

	($ in thousands)
	Three Months Ended September 30,
	2015	2014
Plecanatide	$16,828	$17,151
Dolcanatide (formerly SP-333)	1,879	1,874
Total direct costs	18,707	19,025
Total indirect costs	1,717	1,921
Total Research and Development	$20,424	$20,946

Selling, general and administrative expenses increased $0.2 million or 9%, to $2.7 million for the Current Quarter from approximately $2.5 million for the Prior Quarter. The increase in expenses were primarily the result of (a) higher consulting fees of $0.8 million for the Current Year Quarter, as compared to $0.4 million for the Prior Year Quarter; (b) higher regulatory fees of approximately $0.4 million during the Current Year Quarter as compared to approximately $0.1 million during the Prior Year Quarter; (c) increased compensation of $0.3 million; and (d) an increase in facilities overhead expense of $0.2 million, which were offset by $1.1 million decrease in stock based compensation.

Net loss for the Current Year Quarter was $26.0 million as compared to a net loss of a $23.0 million incurred for the Prior Year Quarter. This increase in our net loss of $3.0 million or 13% was a result of a decrease of $0.3 million in total operating expenses discussed above, plus a) interest and transaction costs amortization of $4.3 million on Senior Convertible Notes for Current Year Quarter with none in Prior Year Quarter, b) offset by  a gain from changes in fair value of derivative instruments-warrants of $1.4 million during the Current Year Quarter, as compared to a gain on derivative instruments-warrants of $0.4 million during the Prior Year Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

We had no revenues during the nine months ended September 30, 2015 and nine corresponding months in 2014 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the nine months ended September 30, 2015 (“Current Year Period”) decreased approximately $0.6 million or 1% to approximately $58.1 million from approximately $58.7 million for the nine months ended September 30, 2014 (“Prior Year Period”). This decrease in research and development expenses was largely attributable to decreased clinical trials activities of our product candidate dolcanatide and offset by increased clinical activities of our product candidate plecanatide. The following table sets forth our research and development expenses directly related to our product candidates for the nine months ended September 30, 2015 and nine corresponding months in 2014. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)
	Nine Months Ended September 30,
Drug candidates	2015	2014
Plecanatide	$47,981	$44,620
Dolcanatide (formerly SP-333)	4,316	8,725
Total direct costs	52,297	53,345
Total indirect costs	5,850	5,379
Total Research and Development	$58,147	$58,724

Indirect research and development costs are related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services and are not directly allocated to specific drug candidates. Indirect costs were $5.9 million in the Current Year Period, as compared to $5.4 million during the Prior Year Period primarily due to higher stock based compensation expenses.

Selling, general and administrative expenses increased $6.7 million or 84%, to $14.7 million for the Current Period from approximately $8.0 million for the Prior Period. These increased expenses were primarily the result of (a) higher stock based compensation expenses of $6.0 million for the Current Year Period, as compared to $1.8 million for the Prior Year Period, (b) higher compensation and recruiting expenses of $3.1 million in the Current Year Period as compared to approximately $2.3 million during the Prior Year Period, (c) higher consulting cost including, advisory costs associated with commercial launch planning of approximately $1.8 million in the Current Year Period as compared to approximately $0.9 million during the Prior Year Period and (d) higher regulatory expenses of $1.0 million in the Current Year Period as compared to approximately $0.5 million during the Prior Year Period.

Net loss for the Current Year Period was $87.1 million as compared to a net loss of a $65.2 million incurred for the Prior Year Period. This increase in our net loss of $21.9 million or 34% was a result of the increase in operating expenses of $6.3 million discussed above, plus a) interest and transaction costs amortization of $13.8 million on Senior Convertible Debentures for Current Year Period with none in Prior Year Period, and b) a loss from changes in fair value of derivative instruments-warrants of $0.4 million during the Current Year Period, as compared to a gain on derivative instruments-warrants of $1.4 million during the Prior Year Period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $41.9 million in cash and cash equivalents and $100.1 million in available for sale securities, compared to $146.5 million in cash and cash equivalents and $49.9 million in available for sale securities as of December 31, 2014. Net cash used in operating activities was $70.7 million and $60.6 million, respectively, for the nine months ended September 30, 2015 and 2014.  $16.4 million and $24.9 million, respectively was provided by financing transactions, net of fees and expenses, for the nine months ended September 30, 2015 and 2014.  As of September 30, 2015, we had working capital of $123.4 million, as compared to working capital of $181.9 million on December 31, 2014.

From January 1, 2015 through September 30, 2015, we sold 3,435,998 shares of common stock, pursuant to the Agreement (the Agreement, see footnote 8) with Cantor, yielding gross proceeds of $14.7 million, at an average selling price of $4.27 per share. As of July 10, 2015, the Form S-3 registration statement related to the Agreement expired.

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

From January 1, 2015 through September 30, 2015, $41.0 million aggregate principal amount of our 7.50% Convertible Senior Notes (the “Notes”) was converted into approximately 13.2 million shares of our common stock. These conversions decreased the principal amount of the Notes to $159 million as of September 30, 2015 from $200 million as of December 31, 2014. On November 1, 2015, we made our semiannual interest payment of $5.9 million, on our 7.50% Convertible Senior Notes, timely. This November 1, 2015 payment was approximately 20% less than the $7.4 million we paid on May 1, 2015, due to the decrease in principal discussed above.

From January 1, 2015 through September 30, 2015 warrants to purchase 189,412 shares of common stock were exercised, yielding proceeds to us of $1.0 million, at a weighted average exercise price of $5.34 per share. In addition employee stock options to purchase 248,387 shares of common stock were exercised, yielding proceeds of $1.1 million, at an average exercise price of $4.34 per share.

We will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments may make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to (i) conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2015.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts and securities held in money market mutual funds, U.S. Treasury Bills and Notes of U.S. Government Sponsored Entities.  As of September 30, 2015, we held $41.9 million in checking and money market mutual funds and also held available-for-sale securities of $100.1  million in U.S. Treasury Bills and Notes of U.S. Government Sponsored Agencies. Our cash and cash equivalents balances are in excess of federally insured limits.  We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

ITEM 4.                CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2015.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: November 9, 2015	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: November 9, 2015	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance