Form 10-K
period 2015-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2016-02-25
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $797,177,435 as of June 30, 2015, based upon the closing price on the NASDAQ Global Select market reported for such date.

The number of the registrant’s shares of common stock outstanding was 113,694,606 as of February 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SYNERGY PHARMACEUTICALS INC.

FORM 10-K

i

PART I

This Report on Form 10-K for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.

BUSINESS

Unless the context requires otherwise, the words “Synergy,” “the Company,” “we,” “us,” refer to Synergy Pharmaceuticals Inc. and Subsidiaries.

Business Overview

We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Our proprietary GI platform includes two lead product candidates — plecanatide and dolcanatide. Since the company’s inception in 2008, we have pioneered discovery, research and development efforts involving uroguanylin analogs for the treatment of functional gastrointestinal (GI) disorders and inflammatory bowel disease. Plecanatide is our first uroguanylin analog currently being evaluated for use as a once-daily tablet for two functional GI disorders, chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Plecanatide is a 16-amino acid peptide that is structurally identical to uroguanylin with the exception of a single amino acid change. Plecanatide is designed to mimic the function of uroguanylin by working locally in the upper GI tract to stimulate digestive fluid movement and support regular bowel function. In 2015, we announced positive phase 3 data in two CIC clinical trials and on January 29, 2016 we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) with plecanatide for CIC. We are continuing to progress two phase 3 clinical trials with plecanatide for IBS-C. We expect top-line results from the first phase 3 IBS-C trial in 1H 2016 and results from the second phase 3 IBS-C trial are expected in 2H 2016. We intend to file our second NDA with plecanatide for IBS-C by year-end 2016. Dolcanatide is our second uroguanylin analog currently being explored for inflammatory bowel disease (IBD). Dolcanatide is designed to be an analog of uroguanylin with enhanced resistance to standard digestive breakdown by proteases in the intestine. In January 2016, we announced positive phase 1b data with dolcanatide in patients with mild-to-moderate ulcerative colitis and we are presently evaluating plans for further clinical development in IBD.

Recent Developments

•                  On February 16, 2016, we announced that we have entered into a research collaboration agreement with BIND Therapeutics to engineer ACCURINS® decorated with our proprietary uroguanylin analogs to explore the potential targeting of guanylate cyclase-C (GC-C) receptors expressed on tumors, specifically GI malignancies. Upon achievement of proof-of-concept, we anticipate expanding the collaboration to enhance the potential effect of uroguanylin-based ACCURINS® by incorporating therapeutic payloads. This early research collaboration is not expected to have a material financial impact on us or BIND Therapeutics.

•                  On January 29, 2016, we announced that we had filed with the FDA our first NDA for plecanatide in CIC. The plecanatide NDA for CIC is supported by positive results from two phase 3 clinical trials which we completed in 2015. If approved, we plan to launch plecanatide with the CIC indication in the first quarter of 2017.

•                  On January 11, 2016, we announced positive phase 1b data with dolcanatide in a double-blind, placebo-controlled, four-week study evaluating 28 patients with mild-to-moderate ulcerative colitis. Analysis of the data indicates clear signals of improvement in dolcanatide-treated patients compared with placebo-treated patients. Dolcanatide was also safe and well-tolerated. We are currently evaluating how best to move dolcanatide forward in clinical development to treat ulcerative colitis.

•                  We have completed patient enrollment in our ongoing open-label, long-term safety trial with plecanatide for CIC. Patients who completed either of the two 12-week phase 3 CIC trials were allowed to enroll and receive either 3.0 mg or 6.0 mg plecanatide, once-daily, for one year or more. The objective of this trial is to evaluate the long-term safety and tolerability of plecanatide in patients with CIC.

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

Plecanatide

Plecanatide is our first novel uroguanylin analog currently being evaluated for use as a once-daily tablet for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Plecanatide is designed to mimic the function of uroguanylin by working locally in the upper GI tract to stimulate digestive fluid movement and support regular bowel function.

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

Primary Endpoint

The primary endpoint for both trials was the proportion of durable overall complete spontaneous bowl movement (CSBM) responders (%), which is the current regulatory endpoint required for U.S. approval in CIC. The FDA has defined an overall responder as a patient who fulfills both > 3 CSBMs per week plus an increase of > 1 CSBM from baseline in the same week, for 9 out of the 12 treatment weeks. In addition, the same patient must be a weekly responder for at least 3 of the last 4 treatment weeks in order to be considered a durable overall responder. Plecanatide has the potential to be the first drug approved for CIC using the more stringent regulatory requirement for durability of the overall response.

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

First Phase 3 CIC Trial Top-line Results

On June 17, 2015 we announced positive top-line results from the first of two pivotal phase 3 clinical trials of plecanatide in 1,346 adult patients with CIC.  Preliminary analysis of the data indicates that both plecanatide 3.0 mg and 6.0 mg doses met the study’s primary endpoint and demonstrated statistical significance in the proportion of patients in the intention-to-treat population who were durable overall CSBM responders compared to placebo during the 12-week treatment period (21.0% in 3.0 mg and 19.5% in 6.0 mg dose groups compared to 10.2% in placebo; p<0.001 for both doses). Plecanatide was safe and well tolerated at both doses; the most common adverse event was diarrhea, which occurred in 5.9% of patients in 3.0 mg and 5.5% of patients in 6.0 mg dose groups compared to 1.3% of placebo-treated patients. Stool consistency was the key secondary endpoint reported with top-line analyses; both 3.0 mg and 6.0 mg plecanatide doses showed statistically significant improvement from baseline in Bristol Stool Form Scale (BSFS) scores compared to placebo (mean increase of 1.53 in 3.0 mg and 1.52 in 6.0 mg dose groups compared to a mean increase of 0.77 in placebo; p<0.001 for both doses). The observed improvements began at Week 1, continued throughout the 12-week treatment period, and returned towards baseline with no indication of an exaggerated or rebound effect following discontinuation of treatment. 15 patients in the trial (1.1%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (5.1 % in 3.0 mg and 5.0% in 6.0 mg dose groups compared to 1.3% in placebo) and discontinuations due to diarrhea were infrequent (2.7% in 3.0 mg and 2.4% in 6.0 mg dose groups compared to 0.4% in placebo). No clinically relevant abnormalities were observed in serum chemistries, hematology, urinalysis, ECG or vital signs measurements.

Second Phase 3 CIC Trial Top-line Results

On July 30, 2015 we announced positive top-line results from the second of two pivotal phase 3 clinical trials of plecanatide in 1,337 adult patients with CIC.  Preliminary analysis of the data indicates that both plecanatide 3.0 mg and 6.0 mg doses met the study’s primary endpoint and demonstrated statistical significance in the proportion of patients in the intention-to-treat population who were durable overall CSBM responders compared to placebo during the 12-week treatment period (20.1% in 3.0 mg and 20.0% in 6.0 mg dose groups compared to 12.8% in placebo; p=0.004 for both doses). Importantly, plecanatide was safe and well tolerated at both doses; the most common adverse event was diarrhea, which occurred in 3.2% of patients in 3.0 mg and 4.5% of patients in 6.0 mg dose groups compared to 1.3% of placebo-treated patients. Stool consistency was the key secondary endpoint reported with top-line analyses; both 3.0 mg and 6.0 mg plecanatide doses showed statistically significant improvement from baseline in Bristol Stool Form Scale (BSFS) scores compared to placebo (mean increase of 1.49 in 3.0 mg and 1.50 in 6.0 mg dose groups compared to a mean increase of 0.87 in placebo; p<0.001 for both doses). The observed improvements began at Week 1, continued throughout the 12-week treatment period, and returned towards baseline with no indication of an exaggerated or rebound effect following discontinuation of treatment. 20 patients in the trial (1.4%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (3.2% in 3.0 mg and 3.8% in 6.0 mg dose groups compared to 3.0% in placebo) and discontinuations due to diarrhea were infrequent (1.1% in 3.0 mg and 1.1% in 6.0 mg dose groups compared to 0.4% in placebo). No clinically relevant abnormalities were observed in serum chemistries, hematology, urinalysis, ECG or vital signs measurements.

Long-term Safety Study

We have completed enrollment into our ongoing CIC open-label, long-term safety trial with plecanatide. Patients who completed either of the two 12-week phase 3 CIC trials were allowed to enroll and receive either 3.0 mg or 6.0 mg plecanatide, once-daily, for one year or more. The objective of this trial is to evaluate the long-term safety and tolerability of plecanatide in patients with CIC.

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

Dolcanatide (formerly called SP-333)

Dolcanatide, our second uroguanylin analog, is currently being explored for inflammatory bowel disease (IBD). Dolcanatide is designed to be an analog of uroguanylin with enhanced resistance to standard digestive breakdown by proteases in the intestine. We have demonstrated the potential anti-inflammatory role of uroguanylin and uroguanylin analogs in a number of preclinical colitis models. In these earlier animal studies, oral treatment with dolcanatide was shown to ameliorate DSS- and TNBS-induced acute colitis in murine models and ameliorate spontaneous colitis in T-cell receptor alpha knockout mice.

On January 11, 2016, we announced positive phase 1b data with dolcanatide in a double-blind, placebo-controlled, four-week study evaluating 28 patients with mild-to-moderate ulcerative colitis. Analysis of the data indicates clear signals of improvement in dolcanatide-treated patients compared with placebo-treated patients. Dolcanatide was also safe and well-tolerated. We are currently evaluating how best to move dolcanatide forward in clinical development to treat ulcerative colitis.

On November 19, 2014 we announced positive top-line results from a phase 2 trial assessing safety, efficacy and dose-response of three different once-daily oral dolcanatide tablets (1.0, 3.0 and 6.0 mg) compared with placebo in 289 patients with Opioid Induced Constipation (OIC). Analysis of the data indicates dolcanatide met the study’s primary endpoint and demonstrated statistically significant improvement in mean change from baseline in the number of spontaneous bowel movements (SBMs) during Week 4 of the treatment period. Dolcanatide was safe and well tolerated at all doses. We will continue to monitor the OIC market opportunity but we currently have no plans to continue dolcanatide development in OIC.

Competition

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies focusing on GI such as Ironwood Pharmaceuticals, Inc., Allergan plc, Takeda Pharmaceuticals America, Inc., Sucampo Pharmaceuticals, Inc., AstraZeneca, Valeant Pharmaceuticals International, Inc. and Shire, Plc. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

Research and Development Expenses

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance. Research and development expenses for the year ended December 31, 2015 were approximately $78 million, as compared to approximately $83.3 million and $50.6 million for the year ended December 31, 2014 and 2013, respectively.

In accordance with FASB ASC Topic 730-10-55, Research and Development, we recorded prepaid research and development costs of approximately $3.1 million as of December 31, 2015 and $3.7 million as of December 31, 2014, for nonrefundable pre-payments for production of drug substance, analytical testing services and clinical trial costs for our drug candidates. In accordance with this guidance, we expense deferred research and development costs when drug compound is delivered or services are performed.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of December 31, 2015 we have 16 issued United States patents, and two allowed applications related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of plecanatide, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to plecanatide and is inclusive of plecanatide. A third patent covers the composition-of-matter of dolcanatide issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers the composition-of-matter of certain analogs related to plecanatide and dolcanatide and will expire in 2029. A fifth patent granted February 14, 2012 covers certain methods of treating inflammatory bowel disease using plecanatide and will expire in 2022. A sixth patent granted January 28, 2014 covers methods of stimulating water transport in the gastrointestinal tract using plecanatide and will expire in 2022. A seventh patent granted June 26, 2012 covers an additional composition-of-matter related to certain analogs of plecanatide and dolcanatide and will expire in 2029. An eighth patent granted on January 22, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. A ninth patent granted on July 30, 2013 covers another composition-of-matter related to certain analogs of plecanatide and will expire in 2029. Another three patents that also cover compositions-of-matter related to certain analogs of plecanatide were issued on February 5, 2013, October 29, 2013, and March 4, 2014 and will expire in 2029. A thirteenth patent granted May 6, 2014 covers certain methods of treating a variety of gastrointestinal and other disorders using dolcanatide and will expire in 2029. A fourteenth patent granted December 2, 2014 and covers composition-of-matter of dolcanatide and expires in 2028. A fifteenth patent granted on March 3, 2015 and covers methods of use of plecanatide and expires in 2030. A sixteenth patent granted July 28, 2015 covers an additional composition-of-matter related to certain analogs of plecanatide and dolcanatide and will expire in 2028. One allowed patent application covers composition-of-matter of dolcanatide and is projected to expire in 2028. Another allowed patent application covers an additional composition-of-matter related to certain analogs of plecanatide and dolcanatide and is projected to expire in 2034.

In addition, we have seven granted foreign patents which cover the composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Hong Kong, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, Canada, China and Japan. We also have seven granted foreign patents that cover the composition-of-matter related to dolcanatide that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, China, Australia, Japan and Mexico. We also have three foreign patents that cover composition-of-matter of certain analogs related to plecanatide and methods of use to treat Ulcerative Colitis that expire in 2029. These patents cover Australia, Hong Kong, France, Germany, Italy, Spain and the United Kingdom. We also have two foreign patents that cover composition-of-matter of certain analogs related to dolcanatide and methods of use to treat gastrointestinal disorders and expires in 2029. These patents cover Australia, France, Germany, Italy, Spain and the United Kingdom. We also have three foreign patents related to plecanatide that cover treatment and prevention of Hypercholesterolemia and expire in 2030. These patents cover Japan, Mexico, France, Germany, Italy, Spain and the United Kingdom.

Additionally, as of the date of this report on Form 10-K, we have 17 pending United States utility patent applications; 3 pending U.S. provisional applications; and 79 pending foreign patent applications relating to plecanatide and dolcanatide, various derivatives and analogs of plecanatide and dolcanatide, and their uses and manufacture.

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

During 2013, we transferred ownership of all FV-100 intellectual property rights we acquired from Bristol-Myers Squibb Company (“BMS”), in August 2012, to ContraVir Pharmaceuticals, Inc., our former majority-owned subsidiary which we spun off to our shareholders on February 18, 2014. The FV-100 assets acquired by ContraVir from us were licensed from University College Cardiff Consultants Limited (“Cardiff”) pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and Contravir Research Incorporated, an entity with no prior relationship with us (“CRI”), as amended March 27, 2007, which ContraVir assumed from us (the “Cardiff Agreement”). Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the patent rights. Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the patent rights, including the right to grant sublicenses thereunder. We assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement. BMS assumed the obligations under the Cardiff Agreement from Inhibitex Inc. (“Inhibitex”) upon its acquisition of Inhibitex in January 2012. Inhibitex assumed the obligations under the Cardiff Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. (“FermaVir”) in September 2010. FermaVir was the successor to CRI in a merger consummated in August 2005.

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

FDA Approval Process

Our product candidates are regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

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

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry- sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Employees

As of February 25, 2016, we had 44 full-time employees. We believe our employee relations are satisfactory.

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

ITEM 1A.     RISK FACTORS

The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference into this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.  Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue.

Our ability to generate revenue depends heavily on:

•                  our ability to raise additional capital on a timely basis to continue to fund our clinical trials and preparing for the commercial launch of plecanatide in the United States;

•                  demonstration in current and future clinical trials that our product candidates, plecanatide for the treatment of CIC and IBS-C and dolcanatide, are safe and effective;

•                  our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•                  successful manufacture and commercialization of our product candidates; and

•                  market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we may be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue until 2017, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts or even discontinue or curtail our operations.

During the year ended December 31, 2015, our operating activities used net cash of approximately $101 million.  During the year ended December 31, 2014 and December 31, 2013, our operating activities used net cash of approximately $89.1 million and $52.6 million, respectively. Our available-for-sale securities as of December 31, 2015 and December 31, 2014 were $50.1 million and $49.9 million, respectively, which consists of U.S. Government securities with maturities of less than one year. In addition, as of December 31, 2015 and December 31, 2014 our cash and cash equivalents was $61.7 million and $146.5 million, respectively, consisting of checking accounts and short-term money market mutual funds.

We expect to continue to spend substantial amounts to:

•                  continue clinical and commercial development of plecanatide to treat GI disorders;

•                  finance our selling, general and administrative expenses;

•                  make interest payments on Senior Convertible Notes;

•                  prepare regulatory approval applications and seek approvals for plecanatide and other product candidates, including dolcanatide;

•                  license or acquire additional technologies;

•                  manufacture product for clinical trials and initial launch stock; and

•                  prepare for the launch and commercialization of our product candidates.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates or our commercialization efforts. We also may be required to:

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

Our consolidated financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2015 did not include any adjustments that might result from the outcome of this uncertainty.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from sales of our equity and debt securities. We have not received, and do not expect to receive for at least the next year, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2015, we had an accumulated deficit of approximately $384.4 million. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including dolcanatide, complete clinical trials, seek regulatory approval, prepare for the launch of plecanatide and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

The clinical development program for plecanatide may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or foreign regulatory authorities because our clinical trials fail to demonstrate to their satisfaction that this product candidate is safe and effective. The FDA and any foreign regulatory authority might also approve plecanatide for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA and any foreign regulatory authority may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of plecanatide. Any failure to obtain regulatory approval of plecanatide would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

We may also fail to obtain future approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure or delay in completing clinical trials or obtaining regulatory approval for plecanatide in a timely manner would have a material adverse impact on our business and our stock price.

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

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.  Any of these events could prevent us from achieving or maintaining market acceptance of plecanatide and could substantially increase commercialization costs.

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

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit future NDAs for approval for our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.  If any of these events occur it could prevent us from achieving or maintaining market acceptance of our products and could substantially increase commercialization costs.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical trials or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

We may also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

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

If approved and commercialized, plecanatide will compete with at least two currently approved prescription therapies for the treatment of CIC and IBS-C, Amitiza and Linzess. In addition, over-the-counter products are also used to treat certain symptoms of CIC and IBS-C. We believe other companies are developing products that will compete with plecanatide should they be approved by the FDA. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for plecanatide. We expect that our ability to compete effectively will depend upon our ability to:

•                  successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

•                  maintain a proprietary position for our products and manufacturing processes and other related product technology;

•                  attract and retain key personnel;

•                  ensure competitive patient access to our products in the U.S. based on any required discounts and rebates to payors;

•                  develop relationships with physicians prescribing these products; and

•                  build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively in the GI drug market and differentiate our products from other marketed GI drugs, we may never generate meaningful revenue.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management and scientific staff. The loss one or more of our senior management could delay or prevent the successful completion of our clinical trials or the commercialization of our product candidates.

The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our commercial and supply chain activities. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 42 employees as of December 31, 2015. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and status of the plecanatide NDA, we plan to add additional employees to assist us with our commercial programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•                  manage development efforts effectively;

•                  manage our commercialization activities effectively;

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

We are currently building our commercial organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

We are currently building our commercial organization. If any of our product candidates are approved by the FDA, we may market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our own sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

If the manufacturers upon whom we rely fail to produce plecanatide and our other product candidates, including dolcanatide, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.

We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies and commercial products. With respect to the manufacturing of plecanatide, we have executed supply agreements with contract manufacturers sufficient to meet our foreseeable clinical trial requirements. If any of our suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of plecanatide could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

Since the commercial manufacturing process is single sourced Active Pharmaceutical Ingredient (“API”) and Drug Product, we are at risk during launch and after launch until we establish secondary suppliers. We continue to pursue additional active pharmaceutical ingredients, or API, and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations, including good manufacturing practices, or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.

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

We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of plecanatide and other product candidates, including dolcanatide, may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

Pre-Approval inspection at all of the external manufacturing need to pass by the FDA for approval to move forward with manufacturing for commercial distribution

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of plecanatide or other product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize plecanatide or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of plecanatide or other product candidates, entail higher costs or result in us being unable to effectively commercialize plecanatide or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

Product validation will be the first time plecanatide will be run at full scale commercial batch and this product will be used for commercial distribution. If the validation batches are not executed flawlessly our commercial launch will be jeopardized.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Plecanatide and our other product candidates, including dolcanatide, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Drugs approved to treat CIC and IBS have been subject to considerable post- market scrutiny, with consequences up to and including voluntary withdrawal of approved products from the market. This may heighten FDA scrutiny of our product candidates before or following market approval.

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

In the future, we may seek to commercialize plecanatide and/or our other product candidates, including dolcanatide, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approvals procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that plecanatide or our other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of plecanatide or other product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

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

The U.S. government and other governments have shown significant interest in pursuing continued healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, manufacturers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties that provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

Risks Related to the Convertible Senior Notes

The indenture for our senior convertible notes, or the Notes, contains covenants limiting our financial and operating flexibility.

The indenture for the Notes contains covenants that will restrict our ability and the ability of certain of our subsidiaries to:

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this Annual Report on Form 10-K or the documents we have incorporated by reference in this Annual Report on Form 10-K or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the Notes. This may result in greater volatility in the trading price of the Notes than would be expected for non-convertible debt securities.

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

We may not have the ability to raise the funds necessary to purchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to purchase the Notes.

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

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance to all or substantially all holders of our common stock of stock dividends, certain rights, options or warrants, capital stock, indebtedness, assets or cash, and subdivisions and combinations of our common stock, and certain issuer tender or exchange offers as defined. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash (as proposed in this prospectus supplement), that may adversely affect the trading price of the Notes or the common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

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

Holders who convert their Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) until the conversion date relating to such Notes, but holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our second amended and restated certificate of incorporation, as amended or our amended and restated by-laws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any Notes surrendered for conversion, then the holder surrendering such Notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

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

•                  economic and other external factors effecting U.S. or Global equity markets;

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•                  variations in the level of expenses related to our commercialization and development programs;

•                  initiation or completion of clinical trials;

•                  any intellectual property infringement lawsuit in which we may become involved;

•                  regulatory developments affecting our product candidates;

•                  our execution of any collaborative, licensing or similar arrangements, and the timing of payments under these arrangements;

•                  if plecanatide receives regulatory approval, the level of underlying demand for that product and wholesalers’ buying patterns; and

•                  interest payments on our Convertible Debt.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2015, we had net operating loss carryforwards aggregating approximately $384.3 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our operating loss carry forwards is limited.

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

Our second amended and restated certificate of incorporation, as amended and our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders or holders of the Notes. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock and the Notes. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our second amended and restated certificate of incorporation, as amended and our amended and restated bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder or holder of the Notes might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our second amended and restated certificate of incorporation, as amended and amended and restated bylaws and Delaware law, as applicable, among other things:

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                        PROPERTIES

Our corporate headquarters is located at 420 Lexington Avenue, New York, NY 10170.  On June 30, 2014, we entered into a Lease Amendment of our New York office, (a) adding approximately 1,800 square feet of contiguous office to our existing lease of approximately 6,700 square feet and (b) extending our existing lease for additional three years to March 31, 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $62,000 on straight line basis, prospectively.

In addition, we lease office space for operations in Wayne, Pennsylvania under a lease through November 30, 2017, at a monthly rate of approximately $10,000.

We also maintain a research and development laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2016, at a monthly rate of approximately $3,700.

Rent expense for the yearended December 31, 2015, 2014 and 2013 totaled approximately $909,000, $651,000 and $575,000, respectively.

ITEM 3.                        LEGAL PROCEEDINGS

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

ITEM 4.                        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES

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

	High	Low
Year ended December 31, 2014
First quarter	$6.51	$4.78
Second quarter	$5.28	$3.58
Third quarter	$4.24	$2.79
Fourth quarter	$3.58	$2.57
Year ended December 31, 2015
First quarter	$4.68	$2.75
Second quarter	$9.52	$3.35
Third quarter	$9.56	$5.20
Fourth quarter	$6.66	$5.62

Holders of Common Stock

As of February 25, 2016, we had 635 holders of record of our common stock.

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

As of June 30, 2015, we became a large accelerated filer per Rule 12b-2 of the Exchange Act of 1934.

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index, the Russell 3000 index and the Russell 3000 Biotechnology Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index, the Russell 3000 Index, Russell 3000 Biotechnology Index,
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2015.

Plan Category	(a) Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	19,193,271	$4.17	11,306,729
Equity Compensation Plans Not Approved by Stockholders (1)	1,760,104	$0.50	—
Total	20,953,375		11,306,729

(1)         Consists of options issued in conjunction with sales of our common stock as well as for consulting and professional services.

On June 8, 2015, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 15,000,000 to 30,000,000. As of December 31, 2015, there were 18,869,771 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and 323,500 options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 11,130,229 stock options available for future issuance under the Plan and 176,500 stock options available under the Directors Plan.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2015 and 2014, as well as consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future (in thousands except share and per share data).

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Research and development	78,028	83,274	50,630	29,294	13,419
Purchased in-process research and development	—	—	—	1,000	—
Selling, general and administrative	21,794	11,004	11,681	7,941	6,745
Loss from Operations	(99,822)	(94,278)	(62,311)	(38,235)	(20,164)
Other Income /(Loss):
Amortization of deferred financing costs	(4,566)	(411)	—	—	—
Interest and investment income/(expense)	(12,718)	(2,464)	38	218	78
Tax credits	—	83	—	506	362
Change in fair value of derivative instruments—warrants	(394)	1,362	149	(1,933)	5,257
Total Other (Loss)/ Income	(17,678)	(1,430)	187	(1,209)	5,697
Net loss	$(117,500)	$(95,708)	$(62,124)	$(39,444)	$(14,467)

Weighted Average Common Shares Outstanding
Basic and diluted	105,570,960	94,276,178	85,220,458	61,702,277	47,598,240

Net Loss per Common Share, Basic and Diluted
Net loss per common share, basic and diluted	$(1.11)	$(1.02)	$(0.73)	$(0.64)	$(0.30	)(*)

(*)              Weighted average shares outstanding reflects a one for two (1:2) reverse stock split effective on November 30, 2011.

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:

Cash and cash equivalents and available-for-sale securities	$111,750	$196,367	$68,157	$32,502	$13,245

Working capital	$95,476	$181,872	$56,199	$26,734	$11,561

Total assets	$115,929	$201,008	$72,558	$37,405	$15,870

Total stockholders’ equity/(deficit)	$(55,213)	$(5,159)	$55,348	$24,832	$9,797

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

Business Overview

We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Our proprietary GI platform is based on uroguanylin and includes two lead product candidates — plecanatide and dolcanatide. Since the company’s inception in 2008, we have pioneered discovery, research and development efforts involving uroguanylin analogs for the treatment of functional gastrointestinal (GI) disorders and inflammatory bowel disease. Plecanatide is our first uroguanylin analog currently being evaluated for use as a once-daily tablet for two functional GI disorders, chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Plecanatide is a 16-amino acid peptide that is structurally identical to uroguanylin with the exception of a single amino acid change. Plecanatide is designed to mimic the function of uroguanylin by working locally in the upper GI tract to stimulate digestive fluid movement and support regular bowel function. In 2015, we announced positive phase 3 data in two CIC clinical trials and on January 29, 2016 we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) with plecanatide for CIC. We are continuing to progress two phase 3 clinical trials with plecanatide for IBS-C. We expect top-line results from the first phase 3 IBS-C trial in 1H 2016 and results from the second phase 3 IBS-C trial are expected in 2H 2016. We intend to file our second NDA with plecanatide for IBS-C by year-end 2016. Dolcanatide is our second uroguanylin analog currently being explored for inflammatory bowel disease (IBD). Dolcanatide is designed to be an analog of uroguanylin with enhanced resistance to standard digestive breakdown by proteases in the intestine. In January 2016, we announced positive phase 1b data with dolcanatide in patients with mild-to-moderate ulcerative colitis and we are presently evaluating plans for further clinical development in IBD.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

We had no revenues during the year ended December 31, 2015 and 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products until 2017 at the earliest.

Research and development expenses for the year ended December 31, 2015 (“Current Year”) decreased by approximately $5.3 million or 6%, to approximately $78 million from approximately $83.3 million for the year ended December 31, 2014 (“Prior Year”). This decrease in research and development expenses was largely attributable to a reduction in clinical trial activities in dolcanatide. The following table sets forth our research and development expenses related to our product candidates for the year ended December 31, 2015 and 2014. Direct expenses are external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs.

	($ in thousands)	($ in thousands)
	Year Ended	Year Ended
Drug candidates	December 31, 2015	December 31, 2014
Plecanatide	$65,170	$64,871
Dolcanatide	5,026	10,944
Total direct cost	$70,196	$75,815
Total indirect cost	7,832	7,459
Total Research and Development	$78,028	$83,274

Indirect research and development costs are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $7.8 million in the Current Year, as compared to approximately $7.5 million during the Prior Year representing an increase of $0.3 million which were primarily due to higher stock based compensation expenses and scientific consulting fees.

Selling, general and administrative expenses increased approximately $10.8 million or 98%, to approximately $21.8 million for the Current Year from approximately $11.0 million for the Prior Year. These increased expenses were primarily the result of higher employee stock based compensation of approximately $7.3 million for the Current Year, as compared to $2.8 million for the Prior Year, as well as an increase in expenses related to commercial activities including marketing, advertising and sales, of approximately $5.0 million for the Current Year as compared to the Prior Year.

Net loss for the Current Year was approximately $117.5 million as compared to a net loss of approximately $95.7 million incurred for the Prior Year. This increase in our net loss of approximately $21.8 million or 23% was a result of the increases in operating expenses discussed above, plus higher interest expense and amortization of financing costs of approximately $17.3 million for the Current Year, as compared to $2.9 million for the Prior Year, and changes in fair value of derivative instruments-warrants of $0.4 million during the Current Year, as compared to a gain on derivative instruments-warrants of approximately $1.4 million during the Prior Year, offset by a reduction of $5.3 million in Research and development expenses for the Current Year as compared to the Prior Year.

YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

We had no revenues during the year ended December 31, 2014 and 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the year ended December 31, 2014 increased approximately $32.7 million or 64%, to approximately $83.3 million from approximately $50.6 million for the year ended December 31, 2013. This increase in research and development expenses was largely attributable to ongoing development of our plecanatide product candidate. The following table sets forth our research and development expenses directly related to our product candidates for the year ended December 31, 2014 and 2013. These direct expenses were external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs, as follows:

	($ in thousands)	($ in thousands)
	Year Ended	Year Ended
Drug candidates	December 31, 2014	December 31, 2013
Plecanatide	$64,871	$32,422
Dolcanatide	10,944	12,013
Total direct cost	$75,815	$44,435
Total indirect cost	7,459	6,195
Total Research and Development	$83,274	$50,630

Indirect research and development costs related to in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $7.5 million for the year ended December 31, 2014, as compared to approximately $6.2 million for the year ended December 31, 2013 primarily due to higher stock based compensation expenses.

Selling, general and administrative expenses decreased approximately $0.7 million or 5.8%, to approximately $11 million for the year ended December 31, 2014 from approximately $11.7 million for the year ended December 31, 2013. These decreased expenses were primarily the result of lower corporate legal of approximately $1.1 million for the year ended December 31, 2014, as compared to $2.0 million for the year ended December 31, 2013, partially offset by higher facility expenses of $2.2 million for the year ended December 31, 2014, as compared to $1.9 million for the year ended December 31, 2013.

Net loss for the year ended December 31, 2014 was approximately $95.7 million as compared to a net loss of approximately $62.1 million incurred for the year ended December 31, 2013. This increase in our net loss of approximately $33.6 million or 54% was a result of the increases in operating expenses discussed above, plus loss from changes in fair value of derivative instruments-warrants of $1.4 million during the year ended December 31, 2014, as compared to a loss on derivative instruments-warrants of approximately $0.2 million during the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had approximately $61.7 million of cash and cash equivalents and approximately $50.1 million in available- for-sale-securities. Net cash used in operating activities was approximately $101 million for the year ended December 31, 2015, as compared to approximately $89.1 million during the year ended December 31, 2014 and $52.6 million during the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2015 was approximately $16.4 million, as compared to approximately $217 million and $89.2 million provided during the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2015 we had working capital of approximately $95.5 million as compared to working capital of approximately $181.9 million on December 31, 2014.

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

On March 5, 2014, we entered into Amendment No. 1 (the “Amendment”) to our Controlled Equity Offering Sales (“ATM”) Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million. We will pay Cantor a selling agent fee of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.  As of July 10, 2015, the Form S-3 registration statement related to the Agreement expired, effectively terminating our ATM program.

From January 1, 2014 through December 31, 2014, we sold 6,417,650 shares of common stock, pursuant to the ATM Agreement with Cantor, yielding gross proceeds of $30.7 million, at an average selling price of $4.78 per share. Selling agent fees related to above financings from January 1, 2014 through December 31, 2014 were $0.8 million.

From January 1, 2015 through December 31, 2015, we sold 3,435,998 shares of common stock, pursuant to the ATM Agreement with Cantor, yielding gross proceeds of $14.7 million, at an average selling price of $4.27 per share. Selling agent fees related to above financings from January 1, 2015 through December 31, 2015 were $0.4 million.

From January 1, 2015 through December 31, 2015, $41.0 million aggregate principal amount of the Notes was converted into approximately 13.2 million shares of our common stock.

On June 8, 2015, we amended its Articles of Incorporation and increased the number of shares of its common stock authorized for issuance from 200,000,000 to 350,000,000 shares.

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

From January 1, 2015 through December 31, 2015 warrants to purchase 189,412 shares of common stock were exercised, yielding proceeds to us of $1.0 million. In addition employee stock options to purchase 269,720 shares of common stock were exercised yielding proceeds of $1.1 million.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of pharmaceutical commercialization efforts along with research and development programs. We will be required to raise additional capital within the next year to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels. To date, our sources of cash have been primarily limited to the sale of equity and debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more of product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Our consolidated financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2015 did not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2015, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

		Less than			More than
($ in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long Term debt Obligations (1)	$206,700	$11,925	$23,850	$170,925	$—
Operating leases	6,936	1,038	2,061	2,309	1,528
Purchase obligations—principally employment and consulting services(2)	5,104	3,192	1,912	—	—
Purchase Obligations—Major Vendors(3)	108,902	91,400	17,502	—	—

Total obligations	$327,642	$107,555	$45,325	$173,234	$1,528

(1)         Represents Senior Convertible Notes, including interest. See Note 4 to our Consolidated Financial Statements.

(2)         Represents salary, bonus, and benefits for employment and consulting agreements with remaining terms greater than one year.

(3)         Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Item 8. Financial Statements—Note 2 Basis of Presentation and Accounting Policies. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies.

Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities consist solely of investments in US Treasury and Government Agency Notes and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. For the year ended December 31, 2015 and 2014, we did not consider any of our investments to be other-than-temporarily impaired.

Research and Development

We do not currently have any commercial biopharmaceutical products and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2015 and 2014 we had $3.1 million and $3.6 million respectively, of such deferred amounts, which are included in Prepaid expenses and other current assets on our consolidated balance sheets.

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

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Upon adoption of ASC Topic 718 “Compensation—Stock Compensation”, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options. Forfeiture rates and option term are estimated based on our historical experience plus management’s judgment, at the time of grant.

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

The Senior Convertible Notes are stated at their carrying value at December 31, 2015 and 2014. Carrying value approximates fair value because the Company believes it could obtain borrowings at December 31, 2015 at comparable interest rates as these November 2014 Senior Notes.

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

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2015 and 2014 the fair value of such warrants was approximately $322,000 and $172,000, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2015 and 2014 our available-for-sale securities are classified as Level 1 per ASC 820.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We expect that this guidance will have no effect on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the standard, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In addition amortization of debt issuance costs are to be combined with interest expense in the statement of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance during the quarter ended June 30, 2015. (See Note 5 to the financial statements.)

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash, cash equivalents and available for sale securities primarily consist of securities issued by the U.S. government, deposits, and money market mutual funds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds and US treasury and U.S. government sponsored entity securities. Due to the short-term maturities of our investment portfolio and the relatively low risk profile of our investments, we do not believe a sudden change in interest rates would have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

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

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2015, 2014 and 2013 had a significant impact on our results of operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.     CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited Synergy Pharmaceuticals Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synergy Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergy Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 25, 2016

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 19, 2015).

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation of Synergy Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 15, 2012).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 15, 2012).

4.1	2008 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 18, 2008)*

4.2	2009 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 15, 2010)*

4.3	Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.6 to Form S-3 filed November 24, 2009).

4.4	Form of Warrant in connection with June 30, 2010 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 7, 2010).

4.5	Form of Warrant in connection with October 1, 2010 financing (incorporated by reference to Exhibit 4.1 to
Form 8-K filed October 5, 2010).

4.6	Form of Warrant in connection with March 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2011).

4.7	Form of Warrant in connection with October 4, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 6, 2011).

4.8	Form of Warrant in connection with October 14, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 14, 2011).

4.9	Form of Warrant in connection with November 17, 2011 financing (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 15, 2011).

4.10	Amended and Restated Synergy Pharmaceuticals, Inc. Warrant Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2011).

4.11	Amended and Restated Synergy Pharmaceuticals, Inc. Unit Agency Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2011).

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

10.3

Fourth Amended and Restated Executive Employment Agreement dated as of January 7, 2015 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 16, 2015)*

10.4

Third Amended and Restated Executive Employment Agreement dated as of January 7, 2015 between Synergy Pharmaceuticals, Inc. and Kunwar Shailubhai (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 16, 2015)*

10.5	Master Services Agreement dated July 20, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)**

10.6	Master Services Agreement dated August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2010)**

10.7	Asset Purchase Agreement dated August 17, 2012 between Synergy Pharmaceuticals Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 18, 2013)**

10.8	Executive Employment Agreement dated as of November 10, 2015 between Synergy Pharmaceuticals, Inc. and Gary L. Sender*

10.9

Amended and Restated Executive Employment Agreement dated as of July 12, 2013 between Synergy Pharmaceuticals Inc. and Patrick H. Griffin, M.D., FACP (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 16, 2015)*

10.10	Executive Employment Agreement dated as of May 29, 2015 between Synergy Pharmaceuticals Inc. and Troy Hamilton*

10.11	Amendment to Amended and Restated Executive Employment Agreement dated January 22, 2016 by and between Synergy Pharmaceuticals Inc. and Gary S. Jacob*

10.12	Amendment to the Amended and Restated Executive Employment Agreement dated as of January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Patrick H. Griffin, M.D., FACP*

10.13	Amendment to Third Amended and Restated Executive Employment Agreement dated January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai*

10.14	Amendment to Executive Employment Agreement dated January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Troy Hamilton.*

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed April 15, 2009)

21	List of Subsidiaries

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the annual report on Form 10-K of Synergy for the year ended December 31, 2015, filed on February 25, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: February 25, 2016	By:	/s/ GARY S. JACOB
Gary S. Jacob,
President, Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President, Chairman of the Board, and Chief Executive Officer	February 25, 2016
Gary S. Jacob	(Principal Executive Officer)

/s/ GARY SENDER	Executive Vice President and Chief Financial Officer	February 25, 2016
Gary Sender	(Principal Financial and Accounting Officer)

/s/ MELVIN K. SPIGELMAN	Director	February 25, 2016
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	February 25, 2016
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	February 25, 2016
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	February 25, 2016
John Brancaccio

/s/ CHRISTOPHER P. MCGUIGAN	Director	February 25, 2016
Christopher P. McGuigan

/s/ TIMOTHY CALLAHAN	Director	February 25, 2016
Timothy Callahan

/s/ RICHARD DALY	Director	February 25, 2016
Richard Daly

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYNERGY PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Synergy Pharmaceuticals Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company has early adopted the provisions of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will continue to have large losses in the future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergy Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 25, 2016

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$61,653	$146,470
Available-for-sale securities	50,097	49,897
Prepaid expenses and other current assets	3,305	3,836
Total Current Assets	115,055	200,203
Property and equipment, net	531	642
Security deposits	343	163
Total Assets	$115,929	$201,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,263	$13,869
Accrued expenses	4,328	1,962
Interest payable on Senior Convertible Notes	1,988	2,500
Total Current Liabilities	19,579	18,331
Senior Convertible Notes, net of deferred financing costs of $7,769 and $12,336 as of December 31, 2015 and December 31, 2014, respectively	151,241	187,664
Derivative financial instruments, at estimated fair value-warrants	322	172
Total Liabilities	171,142	206,167

Commitments and contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, Authorized 20,000,000 shares and none outstanding, at December 31, 2015 and December 31, 2014	—	—
Common stock, par value of $.0001 authorized 350,000,000 shares at December 31, 2015. Issued and outstanding 113,694,606 and 96,609,764 shares at December 31, 2015 and 2014, respectively	11	11
Additional paid-in capital	329,161	261,715
Accumulated deficit	(384,385)	(266,885)
Total Stockholders’ Deficit	(55,213)	(5,159)
Total Liabilities and Stockholders’ Deficit	$115,929	$201,008

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Share and Per Share Data)

	Year Ended
	December 31,
	2015	2014	2013
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	78,028	83,274	50,630
Selling , general and administrative	21,794	11,004	11,681
Loss from Operations	(99,822)	(94,278)	(62,311)
Other Income /(Loss):
Interest and investment income/(expense), net	(17,284)	(2,875)	38
Tax credits	—	83	—
Change in fair value of derivative instruments—warrants	(394)	1,362	149
Total Other (Loss)/ Income	(17,678)	(1,430)	187
Net loss	$(117,500)	$(95,708)	$(62,124)

Weighted Average Common Shares Outstanding
Basic and diluted	105,570,960	94,276,178	85,220,458

Net Loss per Common Share, Basic and Diluted
Net loss per common share, basic and diluted	$(1.11)	$(1.02)	$(0.73)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

($ in thousands, except share amount)

						Total
		Common	Additional			Stockholders’
	Common	Stock,	Paid in	Deficit	Non-Controlling	Equity
	Shares	Par Value	Capital	Accumulated	Interest	(Deficit)
Balance, January 1, 2013	66,621,832	$7	$133,878	$(109,053)	—	$24,832

Common stock issued via registered direct offering	17,133,093	2	94,732	—	—	94,734
Fees and expenses related to financing transactions	—	—	(5,623)	—	—	(5,623)
Cancellation of unregistered shares owned by former controlling shareholder (Callisto)	(22,294,976)	(2)	2	—	—	—
Common stock issued to former Callisto shareholders	28,605,379	3	(3)	—	—	—
Fair value of warrants reclassified to additional paid in capital	—	—	3,575	—	—	3,575
Recapitalization of Synergy	—	—	(4,904)	—	—	(4,904)
Common stock issued for services rendered	55,000	—	250	—	—	250
Exercise of stock options	61,787	—	119	—	—	119
Stock based compensation expense	—	—	4,489	—	—	4,489
Net loss for the period	—	—	—	(62,124)	—	(62,124)

Balance, December 31, 2013	90,182,115	10	226,515	(171,177)	—	55,348

Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	6,417,650	1	30,699	—	—	30,700
Fees and expenses related to controlled equity sales	—	—	(846)	—	—	(846)
Stock based compensation expense	—	—	4,722	—	—	4,722
Exercise of stock options	9,999	—	36	—	—	36
Private placement of ContraVir common stock	—	—	3,224	—	—	3,224
Fees and expenses associated with ContraVir Private Placement	—	—	(15)	—	—	(15)
Fair value of ContraVir warrants issued in connection with private placement	—	—	(880)	—	—	(880)
Noncontrolling interest of ContraVir	—	—	—	—	(1,622)	(1,622)
Distribution of ContraVir common stock to Synergy shareholders	—	—	(1,740)	—	—	(1,740)
Elimination of noncontrolling interest of ContraVir upon distribution	—	—	—	—	1,622	1,622
Net loss for the period	—	—	—	(95,708)	—	(95,708)

Balance, December 31, 2014	96,609,764	11	261,715	(266,885)	—	(5,159)

Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	3,435,998	—	14,672	—	—	14,672
Fees and expenses related to controlled equity sales	—	—	(404)	—	—	(404)
Common stock issued in connection with exercise of stock options	269,720	—	1,142	—	—	1,142
Common stock issued in connection with exercise of warrants	189,412	—	1,012	—	—	1,012
Shares issued in connection with conversion of Senior Convertible Debentures	13,179,712	—	40,989	—	—	40,989
Change in fair value of warrants due to expiration of certain warrants	—	—	244	—	—	244
Stock based compensation expense	—	—	9,724	—	—	9,724
Stock issues in exchange for certain intellectual property	10,000	—	67	—	—	67
Net loss for the period	—	—	—	(117,500)	—	(117,500)

Balance, December 31, 2015	113,694,606	$11	$329,161	$(384,385)	$—	$(55,213)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(117,500)	$(95,708)	$(62,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	120	56
Amortization of deferred financing costs	4,566	411	—
Value of common stock issued for patent license	67	—	—
Stock-based compensation expense	9,724	4,722	4,614
Accretion of discount/premium on available for sale securities	(109)	130	59
Change in fair value of derivative instruments—warrants	394	(1,362)	(149)
Changes in operating assets and liabilities:
Security deposit	(180)	(69)	—
Accounts payable and accrued expenses	1,867	316	7,084
Prepaid expenses and other current assets	531	(124)	(2,171)
Accrued interest expense on Senior Convertible Debentures	(512)	2,500	—
Total Adjustments	16,511	6,644	9,493
Net Cash used in Operating Activities	(100,989)	(89,064)	(52,631)
Cash Flows From Investing Activities:
Loans to related parties	—	—	(270)
Net purchases of available-for-sale securities	(200)	—	(30,000)
Additions to property and equipment	(50)	(173)	(615)
Repayment on ContraVir loan receivable	—	455	—
Net Cash provided by/(used in) Investing Activities	(250)	282	(30,885)
Cash Flows From Financing Activities:
Proceeds of sale of common stock	14,672	30,700	94,734
Proceeds of sale of common stock — ContraVir	—	3,224	—
Issuance of Senior Convertible Debentures	—	200,000	—
Payment for debt financing costs	—	(12,747)	—
Fees and expenses related to sale of common stock	(404)	(861)	(5,623)
Proceeds from exercise of stock options	1,142	36	119
Proceeds from exercise of warrants	1,012	—	—
Distribution associated with ContraVir Spinoff	—	(3,230)	—
Net Cash provided by Financing Activities	16,422	217,122	89,230

Net increase/(decrease) in cash and cash equivalents	(84,817)	128,340	5,714
Cash and cash equivalents at beginning of period	146,470	18,130	12,416
Cash and cash equivalents at end of period	$61,653	$146,470	$18,130

Supplementary disclosure of cash flow information:
Cash paid for interest on Senior Convertible Debentures	$13,379	$—	$—
Cash paid for taxes	$258	$55	$81
Supplementary disclosure of non-cash investing and financing activities:
Distribution of net assets of ContraVir	$—	$84	$—
Conversion of Senior Convertible Debentures to Synergy Common Stock	$40,989	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Synergy Pharmaceuticals Inc. (the “Company” or “Synergy”) is a biopharmaceutical company focused on the development of novel therapies to treat gastrointestinal (GI) diseases and disorders. The Company’s proprietary platform technology is based on the naturally occurring human GI peptide — uroguanylin - a key regulator of normal GI physiology. Synergy has created two unique analogs of uroguanylin - plecanatide and dolcanatide — both designed to mimic uroguanylin’s natural activity and target a variety of GI conditions. Plecanatide is currently in phase 3 clinical development for chronic idiopathic constipation and irritable bowel syndrome with constipation. Dolcanatide has successfully completed a phase 2 study in patients with opioid-induced constipation and is presently being evaluated for the treatment of ulcerative colitis.

2. Basis of Presentation, Accounting Policies and Going Concern

These consolidated financial statements include Synergy Pharmaceuticals Inc., a Delaware corporation, and subsidiaries: (1) Synergy Advanced Pharmaceuticals, Inc. (2) IgX, Ltd (Ireland—inactive) (henceforth “Synergy”), and (3) ContraVir Pharmaceuticals, Inc. (“ContraVir”) through February 18, 2014. All intercompany balances and transactions have been eliminated.

Net cash used in operating activities was approximately $101 million for the year ended December 31, 2015. As of December 31, 2015, Synergy had approximately $61.7 million of cash and cash equivalents and $50.1 million in available for sale securities. During the year ended December 31, 2015, Synergy incurred net losses from operations of $117.5 million. To date, Synergy’s sources of cash have been primarily limited to the sale of common stock and debt. Net cash provided by financing activities for the year ended December 31, 2015 was approximately $16.4 million. As of December 31, 2015 Synergy had a working capital of approximately $95.5 million.

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

Our consolidated financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2015 did not include any adjustments that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2015, the amount of cash and cash equivalents was approximately $61.7 million and consists of checking accounts and short-term money market mutual funds. As of December 31, 2014, the amount of cash and cash equivalents was approximately $146.5 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s marketable securities as of December 31, 2015 and 2014 consist of approximately $50.1 million and $49.9 million, respectively, in U.S. Treasury and U.S. government sponsored entity securities with maturities of less than one year, and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of December 31, 2015 and 2014, gross unrealized losses were not material. The Company recognized no net realized gains or losses for the year ended December 31, 2015 and 2014. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2015 and 2014, the Company did not recognize any impairment charges.

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

The value of Senior Convertible Notes are stated at their carrying value at December 31, 2015 and 2014.   Carrying value approximates fair value because the Company believes it could obtain borrowings at December 31, 2015 at comparable interest rates as these November 2014 Senior Notes, therefore, the carrying value approximates fair value.

Property, equipment and depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 2 to 5 years for equipment and furniture and fixtures. Leasehold improvements are depreciated over the remaining useful life of the lease. Expenditures for repairs and maintenance are charged to operations as incurred. Synergy periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable.

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

Contingencies

In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies (“ASC Topic 450”), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 8, Commitments and Contingencies below.

Research and Development

Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.1 million and $3.7 million as of December 31, 2015 and December 31, 2014, respectively, of pre-payments for production of drug substance, analytical testing services and clinical trial monitoring for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug substance is delivered and/or services are performed.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. For the years ended December 31, 2015, 2014 and 2013, the effect of 20,953,375, 16,567,020 and 11,324,049, respectively, outstanding stock options and 4,726,823, 5,647,203 and 5,647,203, respectively, outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

The Senior Convertible Notes carrying value of $159 million is convertible into 51,128,938 shares of common stock at December 31, 2015, the effect of which was excluded from the calculation of diluted loss per share because it was antidilutive. As of December 31, 2014, the carrying value of these notes was $200 million and was convertible into, 64,308,680 shares of common stock, the effect of which was excluded from the calculation of diluted loss per share because it was antidilutive.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will have no effect on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the standard, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In addition amortization of debt issuance costs are to be combined with interest expense in the statement of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance during the quarter ended June 30, 2015. (See Note 5 to the financial statements.)

3. Acquisitions and Stockholders’ Equity (Deficit)

On January 28, 2014, our board of directors approved the distribution of 9,000,000 shares of the issued and outstanding shares of common stock of ContraVir Pharmaceuticals, Inc., our subsidiary (“ContraVir”), on the basis of 0.0986 shares of ContraVir common stock for each share of our common stock held on the record date, February 6, 2014 (the “Distribution”). (See below.)

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2015 there were 4,726,823 warrants outstanding with a weighted average exercise price of $5.15 per share pre-Distribution and $5.13 per share as adjusted.

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

From January 1, 2014 through December 31, 2014, Synergy sold 6,417,650 shares of common stock, pursuant to the ATM Agreement with Cantor, yielding gross proceeds of $30.7 million, at an average selling price of $4.78 per share. Selling agent fees related to above financings from January 1, 2014 through December 31, 2014 were $0.8 million.

From January 1, 2015 through December 31, 2015, Synergy sold 3,435,998 shares of common stock, pursuant to the ATM Agreement with Cantor, yielding gross proceeds of $14.7 million, at an average selling price of $4.27 per share. Selling agent fees related to above financings from January 1, 2015 through December 31, 2015 were $0.4 million.

From January 1, 2015 through December 31, 2015, $41.0 million aggregate principal amount of the Notes was converted into approximately 13.2 million shares of Synergy common stock.

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

From January 1, 2015 through December 31, 2015 warrants to purchase 189,412 shares of common stock were exercised, yielding proceeds to the Company of $1.0 million. In addition employee stock options to purchase 269,720 shares of common stock were exercised yielding proceeds of $1.1 million.

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

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all our outstanding warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2015, there were 4,726,823 of our non-public warrants outstanding with a weighted average exercise price of $5.15 per share pre-Distribution and $5.13 per share as adjusted.

4. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2015 and December 31, 2014, the amount of cash and cash equivalents was $61.7 million and $146.5 million, respectively and consists of checking accounts and short-term money market mutual funds held at U.S. commercial banks. Our bank balances were in excess of the FDIC insurance limit.

The Company’s available-for-sale securities as of December 31, 2015 and December 31, 2014 consist of $50.1 million and $49.9 million, respectively, in U.S. Treasury securities with maturities of less than one year and U.S. government sponsored entity securities, and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of December 31, 2015 and 2014, there were no unrealized losses on available-for-sale securities.

5. Convertible Senior Notes

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

A summary of quarterly interest activity related to the loan is listed below (dollars in thousands):

Interest payable at September 30, 2014	$—
Accrued interest expense from November 3, 2014 to December 31, 2014	2,500
Interest payable at January 1, 2015	2,500
Accrued interest expense during the 3 months ended March 31, 2015	3,750
Interest payable at March 31, 2015	6,250
Interest payment at May 1, 2015	(7,416)
Accrued interest expense during the 3 months ended June 30, 2015	3,388
Interest payable as of June 30, 2015	2,222
Accrued interest expense during the 3 months ended September 30, 2015	2,747
Interest payable as of September 30, 2015	4,969
Interest payment at November 1, 2015	(5,963)
Accrued interest expense during the 3 months ended December 31, 2015	2,982
Interest payable as of December 31, 2015	$1,988

The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $3.11 per share. During the year ended December 31, 2015, $41.0 million aggregate principal amount of the Notes was converted into 13.2 million shares of Synergy common stock. This brings the principal balance of the Notes to $159.0 million at December 31, 2015 as compared to $200.0 million at December 31, 2014. All conversions were noteholder initiated with no inducement or solicitation on the part of the Company. Transaction costs associated with the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method. Amortization expense, including amortization associated with reduction of the principal due to the conversion of the debentures on a prorated basis for the year ended December 31, 2015 was $4.6 million. Amortization expense for the year ended December 31, 2014 was $0.4 million which represented only two months from the time the notes were issued on

November 1, 2014. The remaining transaction costs have been presented as a reduction of the Notes in accordance with the newly adopted Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.

A summary of quarterly activity and balances associated with the Notes and related deferred transaction costs is presented below ($ in thousands):

			Notes, net of
	Notes	Transaction	Transaction
	Balance	Costs	Costs
Balance at issuance November 1, 2014	$200,000	$12,747	$187,253
Less: amortization two months ended December 31, 2014	$—	$(411)	$411
Balance December 31, 2014	$200,000	$12,336	$187,664

Less: amortization three months ended March 31, 2015	$—	$(617)	$617
Balance March 31, 2015	$200,000	$11,719	$188,281

Less: amortization three months ended June 30, 2015 (1)	$—	$(1,899)	$1,899
Conversions	$(22,213)	$—	$(22,213)
Balance June 30, 2015	$177,787	$9,820	$167,967

Less: amortization three months ended September 30, 2015 (1)	$—	$(1,544)	$1,544
Conversions	$(18,776)	$—	$(18,776)
Balance September 30, 2015	$159,011	$8,276	$150,735

Less: amortization three months ended December 31, 2015	$—	$(506)	$506
Balance December 31, 2015	$159,011	$7,770	$151,241

(1)  Includes accelerated amortization of deferred financing costs attributable to conversions.

6. Accounting for Share-Based Payments

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

On June 8, 2015, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 15,000,000 to 30,000,000. As of December 31, 2015, there were 18,869,771 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and 323,500 options outstanding under the 2009 Directors Option Plan, or Directors Plan, with 11,130,229 stock options available for future issuance under the Plan and 176,500 stock options available under the Directors Plan.

Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follows:

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013
Included in research and development expense	$2,452	$1,914	$1,465
Included in selling, general and administrative	7,272	2,808	3,149
Total stock-based compensation expense	$9,724	$4,722	$4,614

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2015, net of expected forfeitures, was approximately $17.6 million to be recognized over a weighted-average remaining vesting period of approximately 2.17 years. This unrecognized compensation cost does not include amounts related to 2,159,500 shares of stock options which vest only upon a change of control. At December 31, 2014, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $9.1 million to be recognized over a weighted-average remaining vesting period of approximately 2 years. This unrecognized compensation cost does not include amounts related to the 2,159,500 shares of stock options which vest only upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Year Ended
	December 31,
($ in thousands)	2015	2014	2013
Risk-free interest rate	1.46%-2.02%	1.78%-2.30%	0.66%-2.75%
Dividend yield	—	—	—
Expected volatility	50%-80%	52%-60%	60%
Expected term (in years)	6.0 years	6.0 years	6.0 years

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

The weighted-average fair value per share of all options granted for the years ended December 31, 2015, 2014 and 2013 estimated as of the grant date using the Black-Scholes option valuation model was $3.79, $1.98 and $2.68 per share respectively.

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

			Weighted Average	Intrinsic	Weighted Average
	Number of	Exercise Price	Exercise Price	Value	Remaining
	Options	Per Share	Per Share	($ in thousands)	Contractual Term
Balance outstanding, December 31, 2012	9,734,268	$0.50-5.20	$2.75	$24,482	8.10 years
Granted	2,545,965	$0.44 -20.01	$6.41	—
Exercised	(61,787)	$0.50-4.28	$1.91	$221
Forfeited	(894,397)	$4.42-13.90	$6.05	—

Balance outstanding, December 31, 2013	11,324,049	$0.44-20.01	$3.31	$37,521	6.94 years
Granted	5,528,000	$2.83-4.24	$3.47	—
Exercised	(9,999)	$3.40-3.95	$3.58	$25
Forfeited	(275,030)	$4.24-20.01	$13.42	—

Balance outstanding, December 31, 2014	16,567,020	$0.44-17.79	$3.20	$8,949	7.29 years
Granted	4,961,112	$2.94-9.33	$6.51	—
Exercised	(269,720)	$2.98-6.28	$4.24	$904
Forfeited	(305,037)	$2.98-9.45	$6.22	—
Balance outstanding, December 31, 2015 (1)	20,953,375	$0.44-9.12	$3.86	$42,438	7.15 years

Exercisable at December 31, 2015	9,858,717	$0.44-7.91	$3.28	$23,668	6.02 years

(1)          The number of options represented above includes 2,159,500 options with vesting contingent upon change of control granted on November 20, 2009. The fair value at the date of grant was approximately $28,564,103 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

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

7. Income Taxes

At December 31, 2015, Synergy has net operating loss carry forwards (“NOLs”) aggregating approximately $384.3 million, which, if not used, expire beginning in 2018 through 2035. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

The provisions of FASB ASC Topic 740-10-30-7, Accounting for Income Taxes were adopted by Synergy on January 1, 2007 and had no effect on Synergy’s financial position, cash flows or results of operations upon adoption, as Synergy did not have any unrecognized tax benefits. Synergy’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and none have been incurred to date. Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2015 and December 31, 2014. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and most state tax authorities.

Synergy periodically files for and receives certain state and local research and development tax credits. As of December 31, 2015 the Company had no outstanding refundable tax credits due.  During the year ended December 31, 2014 Synergy reported $83,000 as other income in the Company’s statement of operations.

8. Commitments and Contingencies

Lease agreements

On June 30, 2014, Synergy entered into a Lease Amendment of our New York office, (a) adding office space to our existing lease and (b) extending our existing lease for additional three years to March 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $62,000 on straight line basis, prospectively.

Synergy also maintains a research and development laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease through December 31, 2016, at a monthly rate of approximately $3,700.

In addition, we lease office space for operations in Wayne, Pennsylvania under a lease through November 30, 2017, at a monthly rate of approximately $10,000.

Rent expense was $909,000, $651,000 and $575,000 for the years ended December 31, 2015, 2014 and 2013 respectively.

Change in Control and Severance Agreements

Certain employees have agreements which provide for payouts in the event that the Company consummates a change in control. At December 31, 2015, the amount of compensation for which the Company would be liable as a result of this event is approximately $5.1 million, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. These agreements also provide for routine severance compensation. As of December 31, 2015 and 2014, no amounts have been accrued.

Other Commitments

The Company has entered into certain licensing and collaboration agreements for products currently under development. The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depend upon future discretionary research and clinical developments, as well as, regulatory agency actions. Further, under the terms of certain agreements the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not considered contingent milestone payment amounts.

Contractual obligations and commitments

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2015.

		Less than			More than
($ in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 years
Long Term debt Obligations (1)	$206,700	$11,925	$23,850	$170,925	$—
Operating leases	6,936	1,038	2,061	2,309	1,528
Purchase obligations—principally employment and consulting services(2)	5,104	3,192	1,912	—	—
Purchase Obligations—Major Vendors(3)	108,902	91,400	17,502	—	—

Total obligations	$327,642	$107,555	$45,325	$173,234	$1,528

(1)         Represents Senior Convertible Notes, including interest. See Note 5 to our Consolidated Financial Statements.

(2)         Represents salary, bonus, and benefits for employment and consulting agreements with remaining terms greater than one year.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.1 million and $3.7 million as of December 31, 2015 and December 31, 2014, respectively, for nonrefundable pre-payments for production of drug substance, analytical testing services for its drug candidates and clinical trials. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and/or services are performed.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants during each period was:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Fair value of Synergy common stock	$5.67	$3.05	$5.55
Expected warrant term	2.2 years	0.49-3.9 years	1.8-4.4 years
Risk-free interest rate	1.18%	0.08%-1.32%	0.26%-1.76%
Expected volatility	50%-80%	52%-60%	60%
Dividend yield	—	—	—

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

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the quarterly periods indicated:

			Derivative
			Instrument
			Liability
Date	Description	Warrants	(in thousands)
12/31/2013	Balance of derivative financial instruments liability	858,469	1,534

3/31/2014	Fair value of new warrants issued during the quarter	—	—
3/31/2014	Change in fair value of warrants during the quarter	—	(223)
6/30/2014	Fair value of new warrants issued during the quarter	—	—
6/30/2014	Change in fair value of warrants during the quarter	—	(756)
9/30/2014	Fair value of new warrants issued during the quarter	—	—
9/30/2014	Change in fair value of warrants during the quarter	—	(425)
12/31/2014	Fair value of new warrants issued during the quarter	—	—
12/31/2014	Change in fair value of warrants during the quarter	—	42
12/31/2014	Balance of derivative financial instruments liability	858,469	172

3/31/2015	Change in fair value of warrants during the quarter	—	268
6/30/2015	Change in fair value of warrants during the quarter	—	1,541
6/30/2015	Expiration of warrants	(324,000)	—
9/30/2015	Change in fair value of warrants during the quarter	—	(1,445)
9/30/2015	Exercise of warrants	(30,000)	—
9/30/2015	Expiration of warrants	(2,469)	(3)
9/30/2015	Balance of derivative financial instruments liability	502,000	533

12/31/2015	Change in fair value of warrants during the quarter	—	30
12/31/2015	Exercise of warrants	—	—
12/31/2015	Expiration of warrants	(292,000)	(241)
12/31/2015	Balance of derivative financial instruments liability	210,000	$322

11. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and December 31, 2015:

	Quoted				Quoted
	Prices				Prices
	in				in
	Active				Active
	Markets	Significant			Markets	Significant
	for Identical	Other	Significant	Balance	for Identical	Other	Significant	Balance
	Assets and	Observable	Unobservable	as of	Assets and	Observable	Unobservable	as of
	Liabilities	Inputs	Inputs	December	Liabilities	Inputs	Inputs	December
	(Level 1)	(Level 2)	(Level 3)	31, 2014	(Level 1)	(Level 2)	(Level 3)	31, 2015
Derivative liabilities related to Warrants	$—	$—	$172	$172	$—	$—	$322	$322

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2014 and December 31, 2015.

		(Gain) or		(Gain) or
		loss		loss
		recognized		recognized
		in		in
	Balance	earnings	Balance	earnings		Balance
	as of	from	as of	from	Expiration	as of
	December	Change in	December	Change in	of	December
	31, 2013	Fair Value	31, 2014	Fair Value	warrants	31, 2015
Derivative liabilities related to Warrants	$1,534	$(1,362)	$172	$394	$(244)	$322

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

As of December 31, 2015 and 2014, our available-for-sale securities are classified as Level 1 per ASC 820. The value of Senior convertible debt is stated at its carrying value at December 31, 2015 and 2014. The Company believes it could obtain borrowings at

December 31, 2015 at comparable interest rates as the November 2014 debentures, therefore, the carrying value approximates fair value.

12. Property and Equipment

Property and equipment consists of leasehold improvements, which are recorded at cost. The Company depreciates the costs when the property placed into service, using the straight-line method over the shorter of the life of asset and the remaining term of the underlying lease.

Furniture and equipment includes laboratory, testing and computer equipment and furniture and fixtures. All are stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Leasehold improvements are primarily related to Synergy’s corporate headquarters in New York City and are being amortized over the life of the lease. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 were approximately $163,000, $120,000 and $56,000, respectively.

($ in thousands)	December 31, 2015	December 31, 2014
Furniture and equipment	$243	$220
Leasehold improvement	674	645
Less accumulated depreciation	(386)	(223)
Property and equipment, net	$531	$642

13. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	18,198	19,525	20,424	19,881
Purchased in-process research and development	—	—	—	—
Selling, general and administrative	4,606	7,394	2,728	7,066
Loss from Operations	(22,804)	(26,919)	(23,152)	(26,947)
Other Income /(Loss):
Interest and investment income/(expense), net	(4,317)	(5,207)	(4,291)	(3,469)
Tax credits	—	—	—	—
Change in fair value of derivative instruments—warrants	(268)	(1,542)	1,446	(30)
Total Other (Loss)/ Income	(4,585)	(6,749)	(2,845)	(3,499)
Net loss	$(27,389)	$(33,668)	$(25,997)	$(30,446)

Weighted Average Common Shares Outstanding—basic and diluted (a)	96,683,525	100,343,637	111,328,339	113,678,306

Net Loss per Common Share—basic and diluted (a)	$(0.28)	$(0.34)	$(0.23)	$(0.27)

(a)         Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and Development	13,299	24,479	20,946	24,550
Purchased in-process research and development	—	—	—
General and administrative	3,178	2,279	2,506	3,041
Loss from operations	(16,477)	(26,758)	(23,452)	(27,591)

Other income
Amortization of deferred financing costs	—	—	—	(411)
Interest and investment income/(expense), net(includes interest expense of $2,500 on Senior Convertible Debentures for year 2014)	29	(1)	19	(2,511)
Tax credits	—	83	—	—
Change in fair value of derivative instruments—warrants	223	756	425	(42)
Total other income/(loss)	252	838	444	(2,964)
Net Loss	$(16,225)	$(25,920)	$(23,008)	(30,555)

Weighted average common shares outstanding—basic and diluted (a)	92,056,124	94,069,703	94,738,048	96,190,332
Net loss per Common Share, basic and diluted (a):	$(0.18)	$(0.28)	$(0.24)	(0.32)

(a)         Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.