Form 10-Q
period 2016-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2016-05-10
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

The number of the registrant’s shares of common stock outstanding was 179,776,089 as of May 10, 2016.

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

We believe that it is important to communicate future expectations to readers. However, there may be events in the future that we are not able to accurately predict or control. Risk factors that may cause such differences between predicted and actual results include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2015 and other periodic reports filed with the Securities and Exchange Commission.

These risk factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2016 (unaudited)	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$84,155	$61,653
Available-for-sale securities	—	50,097
Prepaid expenses and other current assets	3,361	3,305
Total Current Assets	87,516	115,055
Property and equipment, net	534	531
Security deposits	343	343
Total Assets	$88,393	$115,929
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,561	$13,263
Accrued expenses	3,229	4,328
Interest payable on Senior Convertible Debentures	2,474	1,988
Total Current Liabilities	19,264	19,579
Senior Convertible Notes, net of deferred financing costs of $3,617 and $7,769 as of March 31, 2016 and December 31, 2015, respectively	75,565	151,241
Derivative financial instruments, at estimated fair value-warrants	62	322
Total Liabilities	94,891	171,142
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, Authorized 20,000,000 shares and none outstanding, at March 31, 2016 and December 31, 2015	—	—
Common stock, par value of $.0001, 350,000,000 shares authorized at March 31, 2016 and December 31, 2015. Issued and outstanding 149,821,088 shares and 113,694,606 shares at March 31, 2016 and December 31, 2015, respectively.	15	11
Additional paid-in capital	437,813	329,161
Accumulated deficit	(444,326)	(384,385)
Total Stockholders’ Deficit	(6,498)	(55,213)
Total Liabilities and Stockholders’ Deficit	$88,393	$115,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$—	$—

Costs and Expenses:
Research and development	21,175	18,198
Selling, general and administrative	6,375	4,606
Loss from Operations	(27,550)	(22,804)
Other Loss
Interest and investment expense, net	(7,036)	(4,317)
Debt conversion expense	(25,615)	—
Change in fair value of derivative instruments-warrants	260	(268)
Total Other Loss	(32,391)	(4,585)
Net Loss	$(59,941)	$(27,389)

Weighted Average Common Shares Outstanding
Basic and Diluted	117,626,669	96,683,525

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.51)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Deficit

Balance, January 1, 2016	113,694,606	$11	$329,161	$(384,385)	$(55,213)
Notes conversions including shares issued for accrued interest	26,532,731	3	82,271	—	82,274
Debt conversion expense	9,593,751	1	25,614	—	25,615
Transaction fees on Note conversions	—	—	(435)	—	(435)
Stock based compensation expense	—		1,202	—	1,202
Net loss for the period	—	—	—	(59,941)	(59,941)
Balance, March 31, 2016	149,821,088	$15	$437,813	$(444,326)	$(6,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows From Operating Activities:
Net loss	$(59,941)	$(27,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	34
Amortization of deferred financing costs	4,153	617
Stock-based compensation expense	1,202	2,405
Accretion of discount/premium on available for sale securities		(13)
Change in fair value of derivative instruments—warrants	(260)	268
Common stock issued for interest on Notes	2,445	—
Debt conversion expense	25,615	—
Transaction fees on Note conversions	(435)	—
Changes in operating assets and liabilities:
Security deposit	—	(56)
Accounts payable and accrued expenses	(800)	(2,952)
Prepaid expenses and other current assets	(56)	187
Accrued interest expense on Senior Convertible Debentures	487	3,750
Total Adjustments	32,389	4,240
Net Cash used in Operating Activities	(27,552)	(23,149)
Cash Flows From Investing Activities:
Net sales (purchases) of available-for-sale securities	50,097	(50,000)
Additions to property and equipment	(43)	(8)
Net Cash provided by (used in) Investing Activities	50,054	(50,008)
Cash Flows From Financing Activities:
Proceeds of sale of common stock	—	5,558
Fees and expenses — sale of common stock	—	(153)
Net Cash provided by Financing Activities	—	5,405
Net increase (decrease) in cash and cash equivalents	22,502	(67,752)
Cash and cash equivalents at beginning of period	61,653	146,470
Cash and cash equivalents at end of period	$84,155	$78,718
Supplementary disclosure of cash flow information:
Cash paid for taxes	$45	$122
Supplementary disclosure of non-cash investing and financing activities:
Conversion of Senior Convertible Debentures to Synergy Common Stock	$82,274	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. (the “Company” or ‘Synergy”) is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Since the Company’s inception in 2008, it has pioneered discovery, research and development efforts in the treatment of functional GI disorders and inflammatory bowel disease (IBD). Synergy's proprietary GI platform is based on uroguanylin, a naturally occurring human GI peptide, and includes two lead product candidates - plecanatide and dolcanatide.

Net cash used in operating activities was approximately $27.6 million for the three months ended March 31, 2016. As of March 31, 2016, Synergy had approximately $84.2 million of cash and cash equivalents. During the three months ended March 31, 2016, Synergy incurred losses from operations of $27.6 million. As of March 31, 2016, Synergy had working capital of approximately $68.3 million.

On May 5, 2016 Synergy announced that it has entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $89.7 million. The offering closed on May 6, 2016.

2. Basis of Presentation

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc., (2) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2016. All intercompany balances and transactions have been eliminated.

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
Synergy's consolidated financial statements as of December 31, 2015 and its condensed consolidated financial statements as of March 31, 2016 have been prepared under the assumption that it will continue as a going concern for the next twelve months. Its independent registered public accounting firm has issued a report as of December 31, 2015 that includes an explanatory paragraph referring to the Company's recurring and continuing losses from operations and expressing substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Synergy's consolidated financial statements as of December 31, 2015 and its condensed consolidated financial statements as of March 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on its Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of the ASU 2016-01 on its financial statements and disclosures, if any.

In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the standard, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In addition amortization of debt issuance costs are to be combined with interest expense in the statement of operations. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended June 30, 2015. (See Note 5)

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effects of the ASU 2016-01 on its financial statements and disclosures.

4. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of March 31, 2016 and December 31, 2015, the amount of cash and cash equivalents was $84.2 million and $61.7 million, respectively and consists of checking accounts and short-term money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

The Company had no available-for-sale securities as of March 31, 2016 and $50.1 million of available-for-sale securities as of December 31, 2015. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date.

5. Senior Convertible Notes

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

The Notes are unsecured. Interest expense not including amortization of deferred financing costs for three months ended March 31, 2016 and 2015 was $0.5 million and $3.8 million, respectively. Accrued interest payable was $2.5 million and $2.0 million as of March 31, 2016 and December 31, 2015 respectively.

A summary of quarterly activity is listed below (dollars in thousands):

Interest payable on Senior Convertible Debenture at 1/1/2015	$2,500
Accrued interest expense during the 3 months ended March 31, 2015	3,750
Interest Payable on Senior Convertible Debenture at March 31, 2015	6,250
Accrued interest expense during the 3 months ended June 30, 2015	3,388
Interest Payment on Senior Convertible Debenture at May 1, 2015	(7,416)
Interest payable on Senior Convertible Debenture as of June 30, 2015	2,222
Accrued interest expense during the 3 months ended September 30, 2015	2,747
Interest payable on Senior Convertible Debenture as of September 30, 2015	4,969
Interest payment at November 1, 2015	(5,963)
Accrued interest expense during the 3 months ended December 31, 2015	2,982
Interest payable as of December 31, 2015	1,988
Accrued interest expense during the 3 months ended March 31, 2016	486
Interest payable as of March 31, 2016	$2,474

The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to the original conversion price of $3.11 per share. Subsequent to the exchange described above, the principal balance of the Notes at March 31, 2016 is $79.2 million as compared to $159.0 million at December 31, 2015. Transaction costs associated with the sale of the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method. Amortization expense, including amortization associated with reduction of the principal due to the conversion and exchanges of the debentures on a prorated basis for three months ended March 31, 2016 and 2015 was $4.2 million and 0.6 million, respectively. The remaining transaction costs have been presented as a reduction of the Notes in accordance with the newly adopted Accounting Standards Update (“ASU”) No. 2015-3 “Simplifying the Presentation of Debt Issuance Costs”.

On March 18, 2016 Synergy entered into an exchange agreement for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.7 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges, from the applicable last interest payment date to, but not including, March 28, 2016. The amortization of deferred financing costs was accelerated consistent with the 50% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $3.6 million. GAAP requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. Accordingly, the Company recognized a debt conversion expense of $25.6 million for the three months ended March 31, 2016.

A summary of quarterly activity and balances associated with the Notes and related deferred transaction costs is presented below ($ in thousands):

	Notes Balance	Transactions Costs	Notes, net of Transaction Costs
Balance at issuance November 1, 2014	$200,000	$12,747	$187,253
Less: amortization two months ended December 31, 2014	—	(411)	411
Balance December 31, 2014	200,000	12,336	187,664
Less: amortization three months ended March 31, 2015	—	(617)	617
Balance March 31, 2015	200,000	11,719	188,281
Less: amortization three months ended June 30, 2015 (1)	—	(1,899)	1,899
Conversions	(22,213)	—	(22,213)
Balance June 30, 2015	177,787	9,820	167,967
Less: amortization three months ended September 30, 2015 (1)	—	(1,544)	1,544
Conversions	(18,776)	—	(18,776)
Balance, September 30, 2015	159,011	8,276	150,735
Less: amortization three months ended December 31, 2015	—	(506)	506
Balance December 31, 2015	159,011	7,770	151,241
Less: amortization three months ended March 31, 2016 (1)	—	(4,153)	4,153
Conversions	(79,829)	—	(79,829)
Balance, March 31, 2016	$79,182	$3,617	$75,565
_____________________
(1) Includes accelerated amortization of deferred financing costs attributable to conversions and exchanges

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

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended March 31,
($ in thousands)	2016	2015
Employees—included in research and development	810	530
Employees—included in general and administrative	392	1,875
Total stock-based compensation expense	$1,202	$2,405

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2016, net of expected forfeitures, was approximately $16.3 million to be recognized over a weighted-average remaining vesting period of approximately 1.94 years. This unrecognized compensation cost does not include amounts related to 4,319,000 shares of stock options which vest and will be measured upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	1.47%-1.74%	1.46%-2.02%
Dividend yield	—	—
Expected volatility	60%	57%
Expected term (in years)	6 years	6-9.3 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015 (1)	20,953,375	$0.44-9.12	$3.86	$42,438	7.15 years
Granted	405,000	$3.12-4.14	4.00	—
Exercised	—	0	—	—
Forfeited	(130,427)	$6-9.12	6.65	—
Balance outstanding, March 31, 2016 (1)	21,227,948	0.44-9.12	$3.83	$—	7.00 years
Exercisable, at March 31, 2016	9,991,733	0.44-9.12	$3.30	$4,347	5.82 years
__________________________
(1)   Number of options represented above includes 2,159,500 options vesting upon a change of control, granted between November 20, 2009 and June 22, 2010. The fair value at the date of grant was approximately $28.6 million. Because the probability of a change of control transaction is not predictable no stock based compensation expense associated with these options has been recognized since the grant date.

7. Stockholders’ Deficit

On March 18, 2016 Synergy entered into an exchange agreement (the "Exchange") for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of its common stock (the “Shares”), with a total of 25.7 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges.

On May 5, 2016 Synergy announced that it has entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $89.7 million. The offering closed on May 6, 2016.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $2.8 million as of March 31, 2016 and $3.1 million as of December 31, 2015, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Fair value of Synergy common stock	$2.76	$4.62
Expected warrant term	1.9	0.25-2.9 years
Risk-free interest rate	0.80%	0.03%-0.89%
Expected volatility	60%	57%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2015	Balance of derivative financial instruments liability	210,000	$322
3/31/2016	Change in fair value of warrants during the quarter	—	(260)
3/31/2016	Balance of derivative financial instruments liability	210,000	$62

10. Fair Value Measurements

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

The value of Senior Convertible Notes is stated at its carrying value at March 31, 2016. The Company believes it could obtain borrowings at March 31, 2016 at comparable interest rates as the November 2014 Notes, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and March 31, 2016

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Derivative liabilities related to Warrants	$—	$—	$322	$322	$—	$—	$62	$62

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended March 31, 2016:

($ in thousands)

Description	Balance as of December 31, 2015	(Gain) or loss recognized in earning from Change in Fair Value	Expiration of warrants	Balance as of March 31, 2016
Derivative liabilities related to Warrants	$322	$(260)	$—	$62

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants, and the conversion of the Senior Convertible Notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stock Options	21,227,948	16,621,065
Warrants	4,726,823	5,951,071
Senior Convertible Notes	25,460,450	64,308,682
Total shares issuable upon exercise or conversion	51,415,221	86,880,818

12. Subsequent Events

On May 5, 2016 Synergy announced that it has entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share.
The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $89.7 million. The offering closed on May 6, 2016

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”), on February 25, 2016. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Business Overview

Since the company’s inception in 2008, we have pioneered discovery, research and development efforts in the treatment of functional GI disorders and inflammatory bowel disease (IBD). Our proprietary GI platform is based on uroguanylin, a naturally occurring human GI peptide, and includes two lead product candidates - plecanatide and dolcanatide.

Plecanatide is our first uroguanylin analog currently being evaluated for use as a once-daily tablet for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Plecanatide is a 16-amino acid peptide that is structurally similar to uroguanylin with the exception of a single amino acid change. Plecanatide is designed to replicate the function of uroguanylin by working locally in the upper GI tract to stimulate digestive fluid movement and support regular bowel function. In 2015, we announced positive phase 3 data with plecanatide in two pivotal CIC clinical trials and on January 29, 2016 we filed our first new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for plecanatide in CIC. The FDA Prescription Drug User Fee Act (PDUFA) target action date is January 29, 2017. We presently have two ongoing phase 3 clinical trials with plecanatide in IBS-C and intend to file our second NDA for plecanatide in IBS-C by the end of this year. We expect top-line data from both pivotal IBS-C trials in the third quarter of this year.

    Dolcanatide is our second uroguanylin analog currently being explored for IBD. Dolcanatide is designed to be an analog of uroguanylin with enhanced resistance to standard digestive breakdown by proteases in the intestine. In January 2016, we announced positive data with dolcanatide in a phase 1b trial evaluating 28 patients with mild-to-moderate ulcerative colitis. We are currently evaluating how best to move dolcanatide forward in clinical development to treat ulcerative colitis.

Recent Developments

Plecanatide

•
On January 29, 2016, we filed our first NDA with the FDA for plecanatide in CIC. On April 19, 2016, we announced the plecanatide NDA was accepted for FDA review and the PDUFA target action date is January 29, 2017. The plecanatide NDA is supported by two double-blind placebo-controlled phase 3 trials and one open-label long term safety study. A total of more than 2,700 patients with CIC received a once-daily dose of either plecanatide or placebo across the two placebo-controlled trials. Additionally, over 3,500 patients were exposed to plecanatide in the CIC clinical development program.

•
We are continuing to progress our two ongoing phase 3 trials with plecanatide for IBS-C with constipation (IBS-C). We expect top-line data from both pivotal trials in the third quarter of this year and we remain on-track to file our second NDA for plecanatide in IBS-C by the end of this year.

Dolcanatide

•
On January 11, 2016, we announced positive proof-of-concept data with dolcanatide in patients with ulcerative colitis. This was a phase 1b double-blind, placebo-controlled, four-week study evaluating 28 patients with mild-to-moderate ulcerative colitis. Analysis of the data indicates clear signals of improvement in dolcanatide-treated patients compared with placebo-treated patients. Dolcanatide was safe and well tolerated. We are presently evaluating how best to move dolcanatide forward in clinical development for the treatment of ulcerative colitis.

BIND Collaboration

•
On February 16, 2016, we announced that we entered into a research collaboration agreement with BIND Therapeutics to develop ACCURINS® decorated with our proprietary uroguanylin analogs to explore the potential targeting of guanylate cyclase-C (GC-C) receptors expressed on tumors, specifically GI malignancies. On May 2, 2016 BIND Therapeutics announced that it had elected to file a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  BIND stated they intend to continue their development and collaboration activities and do not anticipate any disruption to our current collaboration.  As previously stated, this early research collaboration is not expected to have a material financial impact on us or BIND Therapeutics.”

•

Financial

•
On May 5, 2016 We announced that we had entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $89.7 million. The offering closed on May 6, 2016.

•
On March 28, 2016, we announced the closing of separate, privately-negotiated exchanges with eligible holders of approximately 50% of our outstanding 7.50% Convertible Senior Notes (“Notes”) due 2019. At the closing, and in satisfaction of the consideration for $79.8 million in aggregate principal amount of the Notes, Synergy issued 35.3 million shares of its common stock (the “Shares”). Synergy also issued approximately 872,000 Shares in payment of accrued and unpaid interest on Notes accepted in the Exchanges from the applicable last interest payment date to, but not including, March 28, 2016. A total of 25.6 million shares carried a conversion price of $3.11 pursuant to the existing terms of the Notes. $79.2 million of the Notes remain outstanding as of March 31, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

We had no revenues during the three months ended March 31, 2016 and three corresponding months in 2015 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended March 31, 2016 (“Current Year Quarter”) increased approximately $3 million or 16%, to approximately $21.2 million from approximately $18.2 million for the three months ended March 31, 2015 (“Prior Year Quarter”). This increase in research and development expenses was due primarily to greater spending on IBS-C studies and fees related to our NDA filing, offset partially by a reduction in clinical trials.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended March 31, 2016 and 2015. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs. Indirect research and development costs include in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services not directly allocated to specific drug candidates.

	($ in thousands) Three Months Ended March 31,
	2016	2015
Plecanatide	$18,200	$14,640
Dolcanatide	472	1,539
Total direct costs	18,672	16,179
Total indirect costs	2,503	2,019
Total Research and Development	$21,175	$18,198

Indirect research and development costs are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $2.5 million in the Current Year, as compared to approximately $2 million during the Prior Year representing an increase of $0.5 million which were primarily due to higher stock based compensation and employee compensation expenses. Higher compensation is related to staffing and other pre-production activities related to the commercial launch of plecanatide next year.

Selling, general and administrative expenses increased $1.8 million or 39%, to $6.4 million for the Current Quarter from approximately $4.6 million for the Prior Quarter. These increased expenses were primarily a result of higher spending in preparation of our commercial launch next year, including approximately a $1.8 million increase in marketing expenses, a $0.7 million increase in consulting and $0.6 million increase in employee compensation, partially offset by approximately $1.5 million decrease in stock compensation expense.

Net loss for the Current Year Quarter was $59.9 million as compared to a net loss of a $27.4 million incurred for the Prior Year Quarter. In addition to the operating items discussed above, this increase in our net loss of $32.5 million or 118% was primarily a result of debt conversion expense of approximately $25.6 million resulting from our March 2016 convertible notes Exchange.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had approximately $84.2 million in cash and cash equivalents, compared to approximately $111.8 million in cash, cash equivalents and available for sale securities as of December 31, 2015. Net cash used in operating activities was $27.6 million for the three months ended March 31, 2016 and $23.1 million for the three months ended March 31, 2015.  As of March 31, 2016, we had working capital of $68.3 million, as compared to working capital of $95.5 million on December 31, 2015.

On May 5, 2016 Synergy announced that it has entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The net proceeds from the offering, after deducting estimated offering expenses, were approximately $89.7 million. The offering closed on May 6, 2016.

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

Our consolidated financial statements as of December 31, 2015 and our condensed consolidated financial statements as of March 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2015 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2015 and our condensed consolidated financial statements as of March 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2015, filed with the SEC on February 25, 2016. There have been no other changes to our critical accounting policies since December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2016.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts and securities held in money market mutual funds  As of March 31, 2016, we held $84.2 million in checking and money market mutual funds and available-for-sale securities. Our cash and cash equivalents balances are in excess of Federally insured limits.  We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

ITEM 4.                CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2016.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2015, filed on February 25, 2016.

ITEM 1a.               RISK FACTORS

There have been no material changes in our risk factors since the filing on February 25, 2016 of our Form 10-K for the year ended December 31, 2015.

ITEM 2.                 PROPERTIES

There have been no material changes in our properties since the filing on February 25, 2016 of our Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of Exchange Agreement Related to 7.50% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 18, 2016).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: May 10, 2016	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: May 10, 2016	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance and Principal Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Gary S. Jacob, certify that:

1)                                      I have reviewed this report on Form 10-Q of Synergy Pharmaceuticals Inc.

2)                                      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)                                      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)                                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                                      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)                                       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)                                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2016	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Bernard F. Denoyer, certify that:

1)                                      I have reviewed this report on Form 10-Q of Synergy Pharmaceuticals Inc.

2)                                      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)                                      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)                                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                                      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)                                       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)                                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2016	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance and Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Chief Executive Officer of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended March 31, 2016 and filed with the Securities and Exchange Commission (“Form 10-Q”).

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2016	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT, FINANCE
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Senior Vice President, Finance of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended March 31, 2016 and filed with the Securities and Exchange Commission (“Form 10-Q”).

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2016	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance and Principal Financial Officer