Form 10-Q
period 2016-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2016-08-08
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

The number of the registrant’s shares of common stock outstanding was 179,446,971 as of August 5, 2016.

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2016 (unaudited)	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$141,219	$61,653
Available-for-sale securities	—	50,097
Prepaid expenses and other current assets	4,266	3,305
Total Current Assets	145,485	115,055
Property and equipment, net	724	531
Security deposits	343	343
Total Assets	$146,552	$115,929
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$19,028	$13,263
Accrued expenses	3,109	4,328
Interest payable on Senior Convertible Debentures	990	1,988
Total Current Liabilities	23,127	19,579
Senior Convertible Notes, net	75,818	151,241
Derivative financial instruments, at estimated fair value-warrants	85	322
Total Liabilities	99,030	171,142
Commitments and contingencies
Stockholders’ Equity/(Deficit):
Preferred stock, Authorized 20,000,000 shares and none outstanding, at June 30, 2016 and December 31, 2015	—	—
Common stock, par value of $.0001, 350,000,000 shares authorized at June 30, 2016 and December 31, 2015. Issued and outstanding 179,776,089 shares and 113,694,606 shares at June 30, 2016 and December 31, 2015, respectively.	18	11
Additional paid-in capital	530,386	329,161
Accumulated Deficit	(482,882)	(384,385)
Total Stockholders’ Equity/(Deficit)	47,522	(55,213)
Total Liabilities and Stockholders’ Equity/(Deficit)	$146,552	$115,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	26,611	19,525	47,786	37,723
Selling, general and administrative	10,249	7,394	16,624	12,000
Loss from Operations	(36,860)	(26,919)	(64,410)	(49,723)
Other Loss
Interest and investment expense, net	(1,673)	(5,207)	(8,709)	(9,524)
Debt conversion expense	—	—	(25,615)	—
Change in fair value of derivative instruments-warrants	(23)	(1,542)	237	(1,810)
Total Other Loss	(1,696)	(6,749)	(34,087)	(11,334)
Net Loss	$(38,556)	$(33,668)	$(98,497)	$(61,057)

Weighted Average Common Shares Outstanding
Basic and Diluted	168,127,144	100,343,637	143,017,970	98,523,696

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.23)	$(0.34)	$(0.69)	$(0.62)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) (Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Equity/(Deficit)

December 31, 2015	113,694,606	$11	$329,161	$(384,385)	$(55,213)
Notes conversions including shares issued for accrued interest	26,532,731	3	82,271	—	82,274
Debt conversion expense	9,593,751	1	25,614	—	25,615
Transaction fees on Note conversions	—	—	(434)	—	(434)
Common stock issued in connection with exercise of stock options	6,667	—	23	—	23
Common stock issued in registered direct offering	29,948,334	3	89,842	—	89,845
Stock based compensation expense	—	0	3,909	—	3,909
Net loss for the period	—	—	—	(98,497)	(98,497)
Balance, June 30, 2016	179,776,089	$18	$530,386	$(482,882)	$47,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows From Operating Activities:
Net loss	$(98,497)	$(61,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	67
Amortization of deferred transaction costs	4,406	2,516
Stock-based compensation expense	3,909	7,794
Accretion of discount/premium on available for sale securities	—	(87)
Change in fair value of derivative instruments—warrants	(237)	1,810
Common stock issued for interest on Notes	2,445	—
Debt conversion expense	25,615	—
Transaction fees on Note conversions	(434)	—
Changes in operating assets and liabilities:
Security deposit	—	(56)
Accounts payable and accrued expenses	4,546	(1,294)
Prepaid expenses and other current assets	(961)	1,549
Accrued interest expense on Senior Convertible Debentures	(998)	(277)
Total Adjustments	38,370	12,022
Net Cash used in Operating Activities	(60,127)	(49,035)
Cash Flows From Investing Activities:
Net sales (purchases) of available-for-sale securities	50,097	(50,000)
Additions to property and equipment	(272)	(8)
Net Cash provided by (used in) Investing Activities	49,825	(50,008)
Cash Flows From Financing Activities:
Proceeds of sale of common stock	89,845	14,672
Fees and expenses — sale of common stock	—	(404)
Proceeds from exercise of stock options	23	—
Net Cash provided by Financing Activities	89,868	14,268
Net increase (decrease) in cash and cash equivalents	79,566	(84,775)
Cash and cash equivalents at beginning of period	61,653	146,470
Cash and cash equivalents at end of period	$141,219	$61,695
Supplementary disclosure of cash flow information:
Cash paid for interest on Senior Convertible Debentures	$2,969	$7,416
Cash paid for taxes	$45	$224
Supplementary disclosure of non-cash investing and financing activities:
Conversion of Senior Convertible Debentures to Synergy Common Stock	$82,274	$22,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. ("the Company" or "Synergy") is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. The Company has pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring human GI peptide, for the treatment of functional GI disorders and inflammatory bowel disease. Synergy discovered, is developing and retains 100% worldwide rights to its proprietary uroguanylin analog technology platform that includes two lead product candidates - plecanatide and dolcanatide. Plecanatide is Synergy's first uroguanylin analog currently being evaluated for use as a once-daily tablet for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Dolcanatide is Synergy's second uroguanylin analog currently being explored for ulcerative colitis.

Net cash used in operating activities was approximately $60.1 million for the six months ended June 30, 2016. As of June 30, 2016, Synergy had approximately $141.2 million of cash and cash equivalents. During the six months ended June 30, 2016, Synergy incurred losses from operations of $64.4 million. As of June 30, 2016, Synergy had working capital of approximately $122.4 million.

On May 5, 2016, Synergy announced that it had entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The gross proceeds from the offering were approximately $89.8 million. The offering closed on May 6, 2016.

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

Notwithstanding the Company's recent equity financing, Synergy will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Synergy raises additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize ourselves on unfavorable terms.
Synergy's consolidated financial statements as of December 31, 2015 and its unaudited condensed consolidated financial statements as of June 30, 2016 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. Synergy's independent registered public accounting firm has issued a report as of December 31, 2015 that includes an explanatory paragraph referring to the Company's recurring and continuing losses from operations and expressing substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Synergy's consolidated financial statements as of December 31, 2015 and its unaudited condensed consolidated financial statements as of June 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company is considering entering into a cloud computing arrangement but has not done so as of June 30, 2016, and is currently evaluating the effects of ASU 2015-05 on its consolidated financial statements and disclosures.

4. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of June 30, 2016 and December 31, 2015, the amount of cash and cash equivalents was $141.2 million and $61.7 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

The Company had no available-for-sale securities as of June 30, 2016 and $50.1 million of available-for-sale securities as of December 31, 2015. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date.

5. Senior Convertible Notes

On November 3, 2014, Synergy closed a private offering of $200 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019, (the "Notes"), including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25 million aggregate principal amount of the Notes, interest payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. The net proceeds from the offering were $187.3 million after deducting the initial purchasers’ discounts and offering expenses.

The Notes are unsecured. Interest expense not including amortization of deferred transaction costs for three and six months ended June 30, 2016 was $1.5 million and $4.4 million, respectively. Interest expense not including amortization of deferred transaction costs for the three and six months ended June 30, 2015 was $3.4 million and $7.1 million, respectively. Accrued interest payable was $1.0 million and $2.0 million as of June 30, 2016 and December 31, 2015 respectively.

A summary of quarterly interest activity is listed below (dollars in thousands):

Interest payable on Senior Convertible Debenture at 1/1/2015	$2,500
Accrued interest expense during the 3 months ended March 31, 2015	3,750
Interest Payable on Senior Convertible Debenture at March 31, 2015	6,250
Accrued interest expense during the 3 months ended June 30, 2015	3,388
Interest Payment on Senior Convertible Debenture at May 1, 2015	(7,416)
Interest payable on Senior Convertible Debenture as of June 30, 2015	2,222
Accrued interest expense during the 3 months ended September 30, 2015	2,747
Interest payable on Senior Convertible Debenture as of September 30, 2015	4,969
Interest payment at November 1, 2015	(5,963)
Accrued interest expense during the 3 months ended December 31, 2015	2,982
Interest payable as of December 31, 2015	1,988
Accrued interest expense during the 3 months ended March 31, 2016	486
Interest payable as of March 31, 2016	2,474
Accrued interest expense during the 3 months ended June 30, 2016	1,485
Interest Payment on Senior Convertible Debenture at May 1, 2016	(2,969)
Interest payable as of June 30, 2016	$990

The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to the original conversion price of $3.11 per share. Subsequent to the exchange described below, the principal balance of the Notes at June 30, 2016 was $79.2 million as compared to $159.0 million at December 31, 2015. Transaction costs associated with the sale of the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method. Amortization expense, including amortization associated with reduction of the principal due to the conversion and exchanges of the debentures on a prorated basis for three and six months ended June 30, 2016 was $0.3 million and $4.4 million, respectively, and for the three and six months ended June 30, 2015 was $1.9 million and $2.5 million, respectively. The remaining deferred transaction costs have been presented as a reduction of the Notes in accordance with the newly adopted Accounting Standards Update (“ASU”) No. 2015-3 “Simplifying the Presentation of Debt Issuance Costs”.

On March 18, 2016 Synergy entered into an agreement (the "Exchange") for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges, from the applicable last interest payment date to, but not including, March 28, 2016. The amortization of deferred transaction costs was accelerated consistent with the 50% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $3.6 million. GAAP requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the 9.6 million shares transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. Accordingly, the Company recognized a debt conversion expense of $25.6 million for the six months ended June 30, 2016.

A summary of quarterly activity and balances associated with the Notes and related deferred transaction costs is presented below ($ in thousands):

	Notes Balance	Deferred Transactions Costs	Notes, net of Transaction Costs
Balance at issuance November 1, 2014	$200,000	$12,747	$187,253
Less: amortization two months ended December 31, 2014	—	(411)	411
Balance December 31, 2014	200,000	12,336	187,664
Less: amortization three months ended March 31, 2015	—	(617)	617
Balance March 31, 2015	200,000	11,719	188,281
Less: amortization three months ended June 30, 2015 (1)	—	(1,899)	1,899
Conversions	(22,213)	—	(22,213)
Balance June 30, 2015	177,787	9,820	167,967
Less: amortization three months ended September 30, 2015 (1)	—	(1,544)	1,544
Conversions	(18,776)	—	(18,776)
Balance, September 30, 2015	159,011	8,276	150,735
Less: amortization three months ended December 31, 2015	—	(506)	506
Balance December 31, 2015	159,011	7,770	151,241
Less: amortization three months ended March 31, 2016 (1)	—	(4,153)	4,153
Conversions	(79,829)	—	(79,829)
Balance, March 31, 2016	79,182	3,617	75,565
Less: amortization three months ended June 30, 2016	—	(253)	253
Balance, June 30, 2016	$79,182	$3,364	$75,818
_____________________
(1) Includes accelerated amortization of deferred transaction costs attributable to conversions and exchanges

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

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Included in research and development	784	580	1,594	1,110
Included in general and administrative	1,923	4,809	2,315	6,684
Total stock-based compensation expense	$2,707	$5,389	$3,909	$7,794

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2016, net of expected forfeitures, was approximately $22 million to be recognized over a weighted-average remaining vesting period of approximately 2.66 years. This unrecognized compensation cost does not include amounts related to 4,319,000 shares of stock options which vest and will be measured upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	1.22%-1.49%	1.46%-2.35%
Dividend yield	—	—
Expected volatility	50%	60%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015 (1)	20,953,375	$0.44-9.12	$3.86	$42,438	7.15 years
Granted	5,943,000	$2.93-4.14	3.70	—
Exercised	(6,667)	3.33	3.33	—
Forfeited	(533,760)	$2.98-9.12	6.04	—
Balance outstanding, June 30, 2016 (1)	26,355,948	$0.44-9.12	$3.77	$—	7.39 years
Exercisable, at June 30, 2016	10,715,881	$0.44-9.12	$3.39	$8,607	5.74 years
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

7. Stockholders’ Equity/(Deficit)

On March 18, 2016, Synergy entered into an exchange agreement for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges. In addition, Synergy issued 9.6 million shares of common stock as an inducement for Note holders to convert.

On May 5, 2016, Synergy announced that it had entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by the company in a registered direct offering conducted without an underwriter or placement agent. The gross proceeds from the offering were approximately $89.8 million. The offering closed on May 6, 2016.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $3.9 million as of June 30, 2016 and $3.1 million as of December 31, 2015, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Fair value of Synergy common stock	$3.80	$8.30
Expected warrant term	1.7	0.25—2.9 years
Risk-free interest rate	0.52%	0.185%—1.32%
Expected volatility	50%	57%—80%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2015	Balance of derivative financial instruments liability	210,000	$322
3/31/2016	Change in fair value of warrants during the 3 months ended March 31, 2016	—	(260)
6/30/2016	Change in fair value of warrants during the 3 months ended June 30, 2016	—	$23
6/30/2016	Balance of derivative financial instruments liability	210,000	$85

10. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, available-for-sale securities, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for available-for-sale securities and derivative instruments which are marked to market at the end of each reporting period.

The value of Senior Convertible Notes is stated at its carrying value at June 30, 2016. The Company believes it could obtain borrowings at June 30, 2016 at comparable interest rates as the November 2014 Notes, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and June 30, 2016:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Derivative liabilities related to Warrants	$—	$—	$322	$322	$—	$—	$85	$85

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2016:

($ in thousands)

Description	Balance as of December 31, 2015	(Gain) or loss recognized in earning from Change in Fair Value	Expiration of warrants	Balance as of June 30, 2016
Derivative liabilities related to Warrants	$322	$(237)	$—	$85

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

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stock Options	26,355,948	17,041,722
Warrants	4,726,823	5,246,703
Senior Convertible Notes	25,460,450	57,166,238
Total shares issuable upon exercise or conversion	56,543,221	79,454,663

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

Business Overview

Synergy Pharmaceuticals Inc. is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring human GI peptide, for the treatment of functional GI disorders and inflammatory bowel disease (IBD). We discovered, are developing and retain 100% worldwide rights to our proprietary uroguanylin analog technology platform that includes two lead product candidates - plecanatide and dolcanatide.

Plecanatide is our first uroguanylin analog currently being evaluated for use as a once-daily tablet for chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). Plecanatide is a 16-amino acid peptide that is structurally similar to the body's naturally occurring GI peptide, uroguanylin, with the exception of a single amino acid change. Plecanatide is designed to replicate the activity of uroguanylin by working locally in the upper GI tract to stimulate digestive fluid movement and support regular bowel function. In 2015, we announced positive phase 3 data with plecanatide in two pivotal CIC clinical trials. The plecanatide new drug application (NDA) in CIC is currently under review by the Food and Drug Administration (FDA) and the FDA Prescription Drug User Fee Act (PDUFA) target action date is January 29, 2017. Additionally, we are evaluating plecanatide in two phase 3 IBS-C trials and we expect top-line data from both pivotal trials in the fourth quarter of this year. We intend to file our second plecanatide NDA in IBS-C in the first quarter of 2017. Beyond these two indications, we are also evaluating opioid-induced constipation (OIC) as a potential life-cycle growth opportunity for plecanatide.

Dolcanatide is our second uroguanylin analog currently being explored for ulcerative colitis. Dolcanatide is designed to replicate the activity of uroguanylin with enhanced resistance to standard digestive breakdown by proteases in the intestine. In January 2016, we announced positive proof-of-concept with dolcanatide in a phase 1b trial evaluating 28 patients with mild-to-moderate ulcerative colitis. We are planning to meet with regulatory agencies to discuss phase 2 clinical development plans for dolcanatide in mild-to-moderate ulcerative colitis. In November 2014, we reported successful proof-of-concept with dolcanatide in a double-blind, placebo-controlled phase 2 trial in 289 patients with OIC, demonstrating the utility of our uroguanylin analog technology platform in OIC.

Recent Developments

Plecanatide

•
The FDA has completed its mid-cycle review meeting of the plecanatide NDA in CIC. To date, no significant issues have been identified. Additionally, we were informed by the FDA that at this time there are no plans for an advisory committee meeting in connection with its review of the plecanatide NDA in CIC. The plecanatide NDA in CIC is supported by two double-blind placebo-controlled phase 3 trials and one open-label long term safety study. Over 3,500 patients were exposed to plecanatide in the CIC clinical development program. The PDUFA target action date is January 29, 2017.

•
In May 2016, we presented additional plecanatide data, including five posters and one oral presentation, at Digestive Disease Week (DDW) 2016. Data presented at DDW showed that plecanatide met the primary and secondary endpoints in two phase 3 CIC clinical trials. In both trials, plecanatide significantly improved durable overall complete spontaneous bowel movement (CSBM) responder rates relative to placebo (primary endpoint). Plecanatide-treated patients also showed immediate and sustained improvements that were statistically significant in CSBM and SBM frequency and stool consistency scores compared to placebo. Furthermore, plecanatide showed statistically significant improvement in abdominal symptoms, such as straining and bloating, as well as constipation severity and treatment satisfaction scores compared to placebo. Most adverse events were mild to moderate in severity; the most common adverse event was diarrhea (<6.0% diarrhea rates in both trials). In addition to the plecanatide CIC clinical data, we presented new in vitro data showing the pH-dependent activity of plecanatide replicates that of the body's naturally occurring human GI peptide, uroguanylin.

•
We have completed over 95% of planned patient enrollment in our two phase 3 IBS-C clinical trials with plecanatide and expect top-line data in both trials in the fourth quarter of this year. The two double-blind placebo-controlled trials are designed to enroll a total of approximately 2,100 IBS-C patients. The primary endpoint being evaluated in these trials is the percentage of patients who are Overall Responders during the 12-week treatment period. An Overall Responder, as defined by the FDA, is a patient who is a weekly responder (i.e. meets both a 30% abdominal pain intensity reduction and stool frequency increase criteria in the same week) for at least 6 of the 12 treatment weeks. Plecanatide previously met this endpoint in a phase 2b trial with 424 IBS-C patients that was completed in 2014.

Dolcanatide

•
On January 11, 2016, we announced positive proof-of-concept with dolcanatide in a phase 1b double-blind, placebo-controlled, four-week study evaluating 28 patients with mild-to-moderate ulcerative colitis. Analysis of the data indicated clear signals of improvement in dolcanatide-treated patients compared with placebo-treated patients. We intend to announce next steps for the dolcanatide phase 2 clinical program in patients with mild-to-moderate ulcerative colitis following agreement on the development plans with regulators.

BIND Collaboration

•
BIND initiated Chapter 11 bankruptcy protection on May 1, 2016 and conducted a sale of assets, pursuant to Section 363 of the Bankruptcy Code, during an auction held on July 25 and 26, 2016. Pfizer Inc. (NYSE: PFE) prevailed at a Section 363 auction on July 27, 2016 to purchase substantially all of BIND's assets. The collaboration is being reviewed and a decision is expected to be made on how to proceed in the near future. As previously stated, this early research collaboration did not and is not expected to have a material financial impact on Synergy Pharmaceuticals.

Commercial Planning & Launch Preparation

Our commercial, medical affairs and technical operations teams are continuing to execute on our key strategic imperatives to ensure launch readiness, including the following major initiatives:

Product Readiness

•	Ensuring a robust supply chain process for launch and throughout plecanatide's life-cycle

•	Building sufficient trade and sample stock for launch in early 2017

•	Implementing our 3PL distribution network

•	Developing and implementing strong Quality Management Systems

Market/Brand Readiness

•	Driving and raising awareness of Synergy Pharmaceuticals, the unmet needs, and burden of disease

•	Initiating KOL engagement & speakers bureau preparation plans

•	Defining our pricing and reimbursement strategy, as well as initiating field payer activities

•	Developing the plecanatide branding, positioning, messaging and creative launch campaign based on customer insights & segmentation

Organizational Readiness

•	Hiring and onboarding key talent to support critical functions

•	Onboarding and fielding our Market Access and Medical Liaison Teams

•	Ensuring our IT and Compliance systems needs are defined and implemented

•	Continuing to evaluate all potential sales force options, including a hybrid infrastructure supplemented by a contract sales organization and/or co-promotion partner

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

We had no revenues during the three months ended June 30, 2016 and three corresponding months in 2015 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended June 30, 2016 (“Current Year Quarter”) increased approximately $7.1 million or 36.4%, to approximately $26.6 million from approximately $19.5 million for the three months ended June 30, 2015 (“Prior Year Quarter”). This increase in research and development expenses was due primarily to greater spending on IBS-C studies, fees related to our NDA filing, additional headcount and consulting services, and plecanatide API contract manufacturing costs for validation batches prepared in anticipation of our commercial launch, offset partially by a reduction in CIC clinical trial costs.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended June 30, 2016 and 2015. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs.

	($ in thousands)
	Three Months Ended June 30,
	2016	2015
Plecanatide	$22,511	$16,292
Dolcanatide	449	809
Total direct costs	22,960	17,101
Total indirect costs	3,651	2,424
Total Research and Development	$26,611	$19,525

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $3.7 million in the Current Year, as compared to approximately $2.4 million during the Prior Year representing an increase of approximately $1.3 million which was primarily due to higher stock based compensation and employee compensation expenses. The increase in employee compensation is primarily from hiring and other pre-production activities related to the anticipated commercial launch of plecanatide next year.

Selling, general and administrative expenses increased approximately $2.8 million or 37.8%, to $10.2 million for the Current Quarter from approximately $7.4 million for the Prior Quarter. These increased expenses were primarily a result of higher spending in preparation of our anticipated commercial launch next year, including approximately a $2.1 million increase in marketing expenses, a $2.2 million increase in market access and advisory services and $0.9 million increase in employee compensation, partially offset by approximately a $2.9 million decrease in stock compensation expense.

Net loss for the Current Year Quarter was $38.6 million as compared to a net loss of a $33.7 million for the Prior Year Quarter. In addition to the operating items discussed above, this increase in our net loss of $4.9 million or 14.5% was partially offset by approximately a $1.6 million decrease in the amortization of our deferred transaction costs and $1.9 million decrease in interest expense, both related to the conversion of our convertible debt, and a $1.5 million decrease in the fair value of our derivative instruments.

SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

We had no revenues during the six months ended June 30, 2016 and six corresponding months in 2015 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the six months ended June 30, 2016 (“Current Year Period”) increased approximately $10.1 million or 26.8%, to approximately $47.8 million from approximately $37.7 million for the six months ended June 30, 2015 (“Prior Year Period”). This increase in research and development expenses was due primarily to greater spending on IBS-C studies, expenses related to filing our CIC NDA in January 2016, additional hiring and consulting services, and plecanatide API contract manufacturing costs for validation batches prepared in anticipation of our commercial launch, offset partially by a reduction in CIC clinical trial costs.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the six months ended June 30, 2016 and 2015. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs.

	($ in thousands)
	Six Months Ended June 30,
	2016	2015
Plecanatide	$39,687	$30,560
Dolcanatide	916	2,348
Total direct costs	40,603	32,908
Total indirect costs	7,183	4,815
Total Research and Development	$47,786	$37,723

Indirect research and development costs are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services which are not directly allocated to specific drug candidates. Indirect costs were approximately $7.2 million in the Current Year Period, as compared to approximately $4.8 million during the Prior Year Period representing an increase of approximately $2.4 million which were primarily due to higher stock based compensation and employee compensation expenses. The increase in employee compensation is primarily from hiring and other pre-production activities related to the anticipated commercial launch of plecanatide next year.

Selling, general and administrative expenses increased approximately $4.6 million or 38.3%, to $16.6 million for the Current Year Period from approximately $12 million for the Prior Year Period. These increased expenses were primarily a result of higher spending in preparation of our anticipated commercial launch next year, including approximately a $3.8 million increase in marketing expenses, a $2.9 million increase in consulting and $1.5 million increase in employee compensation, partially offset by approximately a $4.3 million decrease in stock compensation expense.

As of June 30, 2016 we had 55 full-time employees compared to 44 full-time employees at December 31, 2015.

Net loss for the Current Year Period was $98.5 million compared to a net loss of $61.1 million for the Prior Year Period. In addition to the operating items discussed above, this increase in our net loss of $37.4 million or 61.2% was primarily a result of debt conversion expense of approximately $25.6 million resulting from our March 2016 convertible notes exchange and an increase in the amortization of our deferred transaction costs of $1.9 million, partially offset by a decrease of approximately $2.7 million in interest expense related to our convertible notes, and a decrease of $2.0 million in the fair value of our derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had approximately $141.2 million in cash and cash equivalents, compared to approximately $111.8 million in cash, cash equivalents and available for sale securities as of December 31, 2015. Net cash used in operating activities was $60.1 million for the six months ended June 30, 2016 and $49 million for the six months ended June 30, 2015. As of June 30, 2016 we had working capital of $122.4 million, as compared to working capital of $95.5 million on December 31, 2015.

On May 5, 2016 we announced that we had entered into definitive agreements with certain institutional investors to sell 29,948,334 shares of common stock at a price of $3.00 per share. The shares were offered and sold directly to institutional investors by us in a registered direct offering conducted without an underwriter or placement agent. The gross proceeds from the offering were approximately $89.8 million. The offering closed on May 6, 2016.

On March 28, 2016, we announced the closing of separate, privately-negotiated exchanges with eligible holders of approximately 50% of our outstanding 7.50% Convertible Senior Notes (“Notes”) due 2019. At the closing, and in satisfaction of the consideration for $79.8 million in aggregate principal amount of the Notes, we issued 35.3 million shares of our common stock (the “Shares”). We also issued approximately 872,000 Shares in payment of accrued and unpaid interest on Notes accepted in the Exchanges from the applicable last interest payment date to, but not including, March 28, 2016. A total of 25.6 million shares carried a conversion price of $3.11 pursuant to the existing terms of the Notes. $79.2 million of the Notes remain outstanding as of June 30, 2016.

Notwithstanding our March 2016 sale of common stock, we will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments may make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to (i) conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.
Our consolidated financial statements as of December 31, 2015 and our unaudited condensed consolidated financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2015 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2015 and our unaudited condensed consolidated financial statements as of June 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts and securities held in money market mutual funds. As of June 30, 2016, we held $141.2 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of Federally insured limits. We believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2016.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2015, filed on February 25, 2016.

ITEM 1a.               RISK FACTORS

There have been no material changes in our risk factors since the filing on February 25, 2016 of our Form 10-K for the year ended December 31, 2015.

ITEM 2.    PROPERTIES

There have been no material changes in our properties since the filing on February 25, 2016 of our Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of Securities Purchase Agreement dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2016).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, filed on August 8, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Equity/(Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: August 8, 2016	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: August 8, 2016	By:	/s/ BERNARD F. DENOYER
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

Date: August 8, 2016	/s/ GARY S. JACOB
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

Date: August 8, 2016	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance and Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Chief Executive Officer of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended June 30, 2016 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date: August 8, 2016	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT, FINANCE
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Senior Vice President, Finance of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended June 30, 2016 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date: August 8, 2016	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance and Principal Financial Officer