Form 10-K
period 2016-12-31
SYNERGY PHARMACEUTICALS, INC.
filed 2017-03-01
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2016
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
(212) 297-0020
(Registrant’s telephone number)
(Former Name, Former Address and Former Fiscal Year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $579,050,005 as of June 30, 2016, based upon the closing price on the NASDAQ Global Select market reported for such date.
The number of the registrant’s shares of common stock outstanding was 223,115,542 as of March 1, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SYNERGY PHARMACEUTICALS INC.

FORM 10-K

PART I

This Report on Form 10-K for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.	BUSINESS

Unless the context requires otherwise, the words “Synergy,” “the Company,” “we,” “us,” refer to Synergy Pharmaceuticals Inc. and, where appropriate, our subsidiaries. TRULANCE™ is a trademark of Synergy Pharmaceuticals Inc. Any other trademarks reference in this Form 10-K are the property of their respective owners. All rights reserved.

Business Overview
We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. We discovered, are developing and control 100% worldwide rights to our proprietary uroguanylin analog platform.

Our first and only commercial product, plecanatide, is approved in the United States (U.S.), under the trademark name TRULANCE™, for the treatment of adults with chronic idiopathic constipation, or CIC. The U.S. Food and Drug Administration, or FDA, approved TRULANCE on January 19, 2017. The recommended adult dosage of TRULANCE is 3 mg taken orally, once daily, with or without food. TRULANCE will be available in the U.S. the first quarter of 2017. In addition, we are developing TRULANCE for the treatment of adults with irritable bowel syndrome with constipation (IBS-C) and plan to file a new drug application supplement with clinical data (sNDA) for TRULANCE in IBS-C in the first quarter of 2017. We are also exploring opioid-induced constipation (OIC) as a potential lifecycle growth opportunity for TRULANCE.

Dolcanatide, our second product candidate, is being evaluated for inflammatory bowel disease (IBD). In January 2016, we announced positive proof-of-concept with dolcanatide in a phase 1b trial evaluating 28 patients with mild-to-moderate ulcerative colitis. We plan to meet with regulatory agencies to discuss next steps in development for dolcanatide in mild-to-moderate ulcerative colitis. In November 2014, we reported successful proof-of-concept with dolcanatide in a double-blind, placebo-controlled phase 2 trial in 289 patients with OIC, demonstrating the utility of our uroguanylin analog platform in OIC.

Uroguanylin Analog Platform
CIC and IBS-C
CIC and IBS-C are chronic, functional GI disorders that afflict millions of people worldwide. An estimated 33 million adults suffer from CIC and 12 million adults suffer from IBS-C in the U.S. alone.

People with CIC have persistent symptoms of difficult-to-pass and infrequent bowel movements. In addition to physical symptoms including abdominal bloating and discomfort, CIC can adversely affect an individual’s quality of life, including increasing stress levels and anxiety. Many patients attempt to manage CIC symptoms with improved diet, fiber, and over-the-counter laxatives; however, these options can be ineffective or may not provide long-term relief. For those patients with persistent symptoms, prescription therapy is recommended. Many patients taking prescription medications fail to respond to therapy, or suffer from treatment-related adverse events, such as nausea and diarrhea.

Irritable bowel syndrome (IBS) is characterized by recurrent abdominal pain associated with 2 or more of the following criteria: related to defecation, associated with a change in the frequency of stool, or associated with a change in the form (appearance) of the stool. IBS can be subtyped by the predominant stool form as measured by the Bristol Stool Form Scale (BSFS): constipation (IBS-C), diarrhea (IBS-D), or mixed (IBS-M). Those within the IBS-C subtype experience Bristol  types 1 or 2  (hard or lumpy) stools  more than 25 percent of the time they have an abnormal bowel movement, and Bristol types 6 or 7 (loose or watery) stools less than 25 percent of the time they have an abnormal bowel movement. Some of the IBS treatment approaches recognized by the American College of Gastroenterology (ACG), including specialized diets, fiber, and psychological interventions, may not always effectively address abdominal pain and discomfort experienced by these patients. While there are prescription drug options, not all patients find complete relief, and many struggle with adverse events.
TRULANCE
TRULANCE is the first drug designed to replicate the function of uroguanylin. Uroguanylin, a guanylate cyclase-C (GC-C) receptor agonist, is thought to work in a pH-sensitive manner primarily in the small intestine to stimulate fluid secretion. Uroguanylin stimulates fluid secretion into the lumen of the intestinal tract and maintains stool consistency that is necessary for normal bowel function. With the exception of a single amino acid, TRULANCE is structurally identical to uroguanylin and is the only treatment that is thought to replicate the pH-sensitive activity of human uroguanylin. The single amino acid substitution results in improved (8x) binding affinity and therefore increases the potency of TRULANCE over uroguanylin.
TRULANCE for CIC
The FDA has approved TRULANCE for the treatment of adults with CIC. The efficacy and safety of TRULANCE was evaluated in the largest Phase 3 CIC clinical trials to date, which included more than 2,600 patients in two randomized, 12-week, double-blind, placebo-controlled studies of TRULANCE.

Over 12 weeks, patients treated with TRULANCE achieved a significantly greater efficacy responder rate — the primary endpoint defined by the FDA for regulatory approval in CIC — in both studies compared to placebo (Study 1: 21% vs. 10%; Study 2: 21% vs. 13%, p<0.005 for both studies). Efficacy responders were defined as patients who had at least three complete spontaneous bowel movements (CSBMs) in a given week and an increase of at least one CSBM over baseline in the same week for at least nine weeks out of the 12-week period, including at least three of the last four weeks.

Over 12 weeks, patients who received TRULANCE in both studies also had improvements as compared to placebo in stool frequency (as measured by the number of spontaneous bowel movements per week), stool consistency (as measured by the Bristol Stool Form Scale) and straining with bowel movements.

In an integrated analysis of both studies, diarrhea was the most common adverse reaction, reported in 5% of patients treated with TRULANCE compared to 1% of patients treated with placebo. Overall discontinuation rates were low among patients treated with TRULANCE and placebo (4% vs. 2%, respectively) and the most common adverse reaction leading to discontinuation was diarrhea (2% for TRULANCE compared to 0.5% in placebo).

The recommended adult dosage of TRULANCE is 3 mg taken orally, once daily, with or without food. TRULANCE can be swallowed whole or crushed in applesauce for those who are unable to swallow medication.

TRULANCE will be available in the U.S. in the first quarter of 2017.
TRULANCE for IBS-C
On December 9, 2016, we announced top-line results from the first of two pivotal phase 3 trials evaluating the efficacy and safety of TRULANCE in 1,135 adult patients with irritable bowel syndrome with constipation (IBS-C). Preliminary analysis of the data indicates that both TRULANCE 3 mg and 6 mg doses met the study's primary endpoint showing statistical significance in the percentage of patients who were Overall Responders compared to placebo during the 12-week treatment period (21.5% in 3 mg and 24.0% in 6 mg dose groups compared to 14.2% in placebo; p=0.009 for 3 mg and p<0.001 for 6 mg).

The most common adverse event was diarrhea which occurred in 3.2% of patients in 3 mg and 3.7% of patients in 6 mg dose groups compared to 1.3% of placebo-treated patients. Four patients in the trial (0.4%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (1.9% in 3 mg and 1.8% in 6 mg dose groups compared to 0 in placebo) and discontinuations due to diarrhea were infrequent (0.8% in 3 mg and 1.6% in 6 mg dose groups compared to 0 in placebo).

On December 22, 2016, we announced top-line results from the second of two pivotal phase 3 trials evaluating the efficacy and safety of TRULANCE in 1,054 adult patients with IBS-C. Preliminary analysis of the data indicates that both TRULANCE 3 mg and 6 mg doses met the study's primary endpoint showing statistical significance in the percentage of patients who were Overall Responders compared to placebo during the 12-week treatment period (30.2% in 3 mg and 29.5% in 6 mg dose groups compared to 17.8% in placebo; p<0.001 for 3 mg and p<0.001 for 6 mg).

The most common adverse event was diarrhea which occurred in 5.4% of patients in 3 mg and 4.3% of patients in 6 mg dose groups compared to 0.6% of placebo-treated patients. Ten patients in the trial (<1.0%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (2.6% in 3 mg and 2.3% in 6 mg dose groups compared to 0.8% in placebo) and discontinuations due to diarrhea were infrequent (1.7% in 3 mg and 1.2% in 6 mg dose groups compared to 0 in placebo).

The IBS-C pre-NDA meeting with the FDA was completed in September 2016. We plan to file a New Drug Application Supplement with Clinical Data (sNDA) for TRULANCE in IBS-C in the first quarter of 2017 and we expect a 10-month review period from submission. We plan to present additional Phase 3 data from the two IBS-C trials at an appropriate scientific meeting later this year.
TRULANCE Launch Update
We are focused on three key strategic imperatives to achieve our objective of ensuring that TRULANCE is ready for launch this quarter:

•	Product Readiness

•	Market and Brand Readiness

•	Organizational Readiness

Product Readiness

•	Established a robust supply chain process and quality management system.

•	Implemented our third party logistics (3PL) distribution network.

•	Trade and sample stock manufactured and on-track for launch this quarter.

•	Launching TRULANCE 3 mg in an innovative 30-count blister pack.
Market and Brand Readiness

•	We are very encouraged by the feedback we have received from our market research, advisory boards and field-based customer meetings.

◦	Completed extensive market research with more than 2,700 healthcare providers and over 5,300 patients.

◦	Conducted multiple advisory boards with national and regional GI key opinion leaders, other healthcare providers and payers.

◦	Since January 2016, our market access team has been meeting with key payer customers that represent over 230 million covered lives in the U.S.

•	Initiated pre-launch multimedia and digital campaigns to drive company awareness and disease education, focusing on current unmet needs of patients with CIC.

•	Finalized TRULANCE core marketing strategies and launch tactics, including a compliant, value-optimizing, cost effective promotional mix to reach the broadest universe of prescribers.

•	Co-pay card programs and other patient assistance programs in place which will help us achieve access in 2017.

•	Finalized pricing strategy for TRULANCE and will launch with a wholesale acquisition cost (WAC) of $353.48.
Organizational Readiness

•	Utilizing a hybrid sales model to reach key prescribers and influencers at launch.

◦
Less than 20% of prescribers in the U.S. currently account for over 70% of the branded constipation prescription market. These prescribers, which include gastroenterologists and primary care physicians, will be the focus of our field force at launch.

•	Hired Synergy Regional Business Directors averaging 11 years of management experience and over 10 years in relevant GI fields.

•	Hired Synergy Regional GI Account Specialists averaging 13 years of pharmaceutical experience and 8.5 years of GI experience.

•	Partnered with Publicis Touchpoint Solutions, Inc. who have hired highly experienced sales representatives that will be fully dedicated to TRULANCE at launch.

◦
Our Publicis Touchpoint sales representatives have an average of 11.5 years of pharmaceutical experience, and nearly 6 years of GI experience, with over 90% coming from other peer GI and PCP companies.

•	Medical education efforts have been ongoing since March 2016.
Dolcanatide (SP-333)
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
On January 11, 2016, we announced positive phase 1b data with dolcanatide in a double-blind, placebo-controlled, four-week study evaluating 28 patients with mild-to-moderate ulcerative colitis. Analysis of the data indicates clear signals of improvement in dolcanatide-treated patients compared with placebo-treated patients. Dolcanatide was also safe and well-tolerated. We plan to meet with regulatory agencies to discuss next steps in development for dolcanatide in mild-to-moderate ulcerative colitis.
On November 19, 2014 we announced positive top-line results from a phase 2 trial assessing safety, efficacy and dose-response of three different once-daily oral dolcanatide tablets (1.0, 3.0 and 6.0 mg) compared with placebo in 289 patients with Opioid Induced Constipation (OIC). Analysis of the data indicates dolcanatide met the study’s primary endpoint and demonstrated statistically significant improvement in mean change from baseline in the number of spontaneous bowel movements (SBMs) during Week 4 of the treatment period. Dolcanatide was safe and well tolerated at all doses. We are exploring OIC as a potential lifecycle growth opportunity for TRULANCE.
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
Research and Development Expenses

Research and development costs include expenditures in connection with operating an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance. Research and development expenses for the year ended December 31, 2016 were approximately $89.6 million, as compared to approximately $78 million and $83.3 million for the years ended December 31, 2015 and 2014, respectively.

In accordance with FASB ASC Topic 730-10-55, Research and Development, we recorded prepaid research and development costs of approximately $0.5 million as of December 31, 2016 and $3.1 million as of December 31, 2015, for nonrefundable pre-payments for production of drug substance, analytical testing services and clinical trial costs for our drug candidates. In accordance with this guidance, we expense deferred research and development costs when drug compound is delivered or services are performed.
Manufacturing and Supply
We currently manage our global supply and distribution of TRULANCE through third party contract manufacturers. It is our objective to produce safe, pure and effective medicine. TRULANCE production consists of three phases-manufacture of (i) the active pharmaceutical ingredient, or API (sometimes referred to as drug substance), (ii) manufacture of drug product and (iii) manufacture of packaged finished goods, as well as distribution agreements. We have entered into arrangements with third party manufacturers for the production of TRULANCE. We continue to pursue additional commercial supply agreements with additional manufacturers for TRULANCE for U.S. and worldwide use. We believe our commercial suppliers will have the capabilities to produce TRULANCE in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our commercial needs.
Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of December 31, 2016 we have 21 issued United States patents related to guanylate cyclase agonists. Two of these patents cover the composition-of-matter of TRULANCE and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. The patent that issued on May 9, 2006 has claims directed to the species of TRULANCE, whereas the patent that issued on September 21, 2010 has claims directed to a genus of peptides that are identical in length to TRULANCE and is inclusive of TRULANCE. A third patent covers the composition-of-matter of dolcanatide issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers the composition-of-matter of certain analogs related to TRULANCE and dolcanatide and will expire in 2029. A fifth patent granted February 14, 2012 covers certain methods of treating inflammatory bowel disease using TRULANCE and will expire in 2022. A sixth patent granted January 28, 2014 covers methods of stimulating water transport in the gastrointestinal tract using TRULANCE and will expire in 2022. A seventh patent granted June 26, 2012 covers an additional composition-of-matter related to certain analogs of TRULANCE and dolcanatide and will expire in 2029. An eighth patent granted on January 22, 2013 covers another composition-of-matter related to certain analogs of TRULANCE and will expire in 2029. A ninth patent granted on July 30,

2013 covers another composition-of-matter related to certain analogs of TRULANCE and will expire in 2029. Another three patents that also cover compositions-of-matter related to certain analogs of TRULANCE were issued on February 5, 2013, October 29, 2013, and March 4, 2014 and will expire in 2029. A thirteenth patent granted May 6, 2014 covers certain methods of treating a variety of gastrointestinal and other disorders using dolcanatide and will expire in 2029. A fourteenth patent granted December 2, 2014 and covers composition-of-matter of dolcanatide and expires in 2028. A fifteenth patent granted on March 3, 2015 and covers methods of use of TRULANCE and expires in 2030. A sixteenth patent granted July 28, 2015 covers an additional composition-of-matter related to certain analogs of TRULANCE and dolcanatide and will expire in 2028. Another two patents granted on January 19, 2016 and February 23, 2016 cover composition-of-matter of dolcanatide and certain analogs of TRULANCE and dolcanatide and will expire in 2028. A nineteenth patent granted November 8, 2016 covers compositions containing TRULANCE or dolcanatide and 5-aminosalicyclic acid and will expire in 2034. A twentieth patent granted November 29, 2016 covers analogs related to TRULANCE and will expire in 2029. A twenty-first patent granted January 17, 2017 covers method of colonic cleansing using dolcanatide.

Furthermore, we have three allowed US applications. One of the allowed applications (US application number 14/001,638) relates to the methods of manufacture of TRULANCE. According to the issue notification, the patent is expected to grant on February 28, 2017. The patent will expire in 2032. The two other allowed applications relate to the formulations and method of using TRULANCE for treating constipation. A Notice of Allowance was mailed on February 10, 2017 for US14/845,644 and a Notice of Allowance was mailed on February 24, 2017 for US13/421,769. They are both projected to expire in 2031.

In addition, we have eight granted foreign patents which cover the composition-of-matter of TRULANCE and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, the United Kingdom, Greece, Hong Kong, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, Canada, China and Japan. We also have nine granted foreign patents that cover the composition-of-matter related to dolcanatide that expire in 2028. These patents cover Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Ireland, Italy, the Netherlands, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Turkmenistan, China, Australia, Japan and Mexico. We also have five foreign patents that cover composition-of-matter of certain analogs related to TRULANCE and methods of use to treat Ulcerative Colitis that expire in 2029. These patents cover Australia, Hong Kong, France, Germany, Italy, Spain and the United Kingdom. We also have two foreign patents that cover composition-of-matter of certain analogs related to TRULANCE and methods of use to treat gastrointestinal disorders and expires in 2029. These patents cover Australia, France, Germany, Italy, Spain, United Kingdom and Hong Kong. We also have six foreign patents related to TRULANCE that cover treatment and prevention of Hypercholesterolemia and expire in 2030. These patents cover Australia, China, Japan, Mexico, France, Germany, Italy, Spain and the United Kingdom. We also have three patents related to gastrointestinal specific formulations of TRULANCE and dolcantide. These patents cover Australia, Japan, Germany, France, Italy, Spain and the United Kingdom. We also have one patent related to manufacture of TRULANCE. This patent covers Australia.

Additionally, as of the date of this report on Form 10-K, we have 17 pending United States utility patent applications; and 82 pending foreign patent applications relating to TRULANCE and dolcanatide, various derivatives and analogs of TRULANCE and dolcanatide, and their uses and manufacture.

In April 2010, two parties filed an opposition to one of our granted European patents with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC).” In particular, the composition-of-matter claim covering TRULANCE was upheld.

On September 14, 2012 we entered into a binding letter of intent with Ironwood Pharmaceuticals, Inc. (“Ironwood”), pursuant to which we and Ironwood agreed to enter into a definitive license agreement giving us an exclusive worldwide license to Ironwood’s method of use patents on TRULANCE. The letter of intent contemplates a low single digit royalty on net sales of TRULANCE and both parties agreed not to challenge each other’s patents covering certain GC-C agonists, except that we retain the right to challenge Ironwood’s method of use patents on TRULANCE.

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

Employees
As of March 1, 2017, we had 116 employees. Approximately 20 were in our scientific and drug development organization, 12 were in technical operations and quality assurance, 56 were in our sales and commercial team, and 28 were in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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

Risks Related to Our Business
We are largely dependent on the commercial success of TRULANCE in the U.S. for the foreseeable future. We cannot guarantee when, or if, we will attain profitability or positive cash flows.
We plan to begin selling TRULANCE in the U.S. in the first quarter of 2017. The commercial success of TRULANCE depends on a number of factors, including:

•	the effectiveness of TRULANCE as a treatment for adult patients with CIC;

•	the size of the treatable patient population;

•	the effectiveness of the sales, managed markets and marketing efforts by us;

•	the adoption of TRULANCE by physicians, which depends on whether physicians view it as a safe and effective treatment for adult patients with CIC;

•	our success in educating and activating adult CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

•
our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, TRULANCE by providing third party payers with a strong value proposition based on the existing burden of illness associated with CIC and the benefits of TRULANCE;

•	the effectiveness of our partners' distribution networks;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with TRULANCE; and

•	the development or commercialization of competing products or therapies for the treatment of CIC, or their associated symptoms.
Our revenues from the commercialization of TRULANCE are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from TRULANCE to reach or maintain profitability for our company or to sustain our anticipated levels of operations.
TRULANCE may cause undesirable side effects or have other properties that could limit its commercial potential.
The most commonly reported adverse reaction in the Phase III placebo-controlled trials for TRULANCE in CIC and IBS-C was diarrhea. Severe diarrhea was reported in 2% or less of the TRULANCE-treated patients, and its incidence was similar between the IBS-C and CIC populations in these trials. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for TRULANCE or any products perceived to be similar to TRULANCE, or if any of the foregoing are perceived to have occurred, then in any of these circumstances:

•	sales of TRULANCE may be impaired;

•	regulatory approvals for TRULANCE may be denied, restricted or withdrawn;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	reformulation of the product, additional nonclinical or clinical studies, changes in labeling or changes to or reapprovals of manufacturing facilities may be required;

•
we may be precluded from pursuing additional development opportunities to enhance the clinical profile of TRULANCE within its indicated populations, as well as be precluded from studying TRULANCE in additional indications, populations and formulations;

•	our reputation in the marketplace may suffer; and

•	government investigations or lawsuits, including class action suits, may be brought against us.
Any of the above occurrences would harm or prevent sales of TRULANCE, increase our expenses and impair our ability to successfully commercialize TRULANCE.
Furthermore, as we explore development opportunities to enhance the clinical profile of TRULANCE through additional clinical trials, the number of patients treated with TRULANCE within and outside of its current indications or patient populations may expand, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of TRULANCE is associated with serious adverse effects, undermining our commercialization efforts.
In addition, the FDA-approved label for TRULANCE contains a boxed warning about its use in pediatric patients. TRULANCE is contraindicated in pediatric patients less than 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of TRULANCE in pediatric patients 6 to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts or even discontinue or curtail our operations.

During the year ended December 31, 2016, our operating activities used net cash of approximately $129.8 million. During the year ended December 31, 2015 and December 31, 2014, our operating activities used net cash of approximately $101.0 million and $89.1 million, respectively. We had no available-for-sale securities as of December 31, 2016 and available-for-sale securities of $50.1 million as of December 31, 2015, which consists of U.S. Government securities with maturities of less than one year. In addition, as of December 31, 2016 and December 31, 2015 our cash and cash equivalents was $82.4 million and $61.7 million, respectively, consisting of checking accounts and short-term money market mutual funds.

Purchasing commercial quantities of pharmaceutical products, and developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding Notes, could require us to, or we may choose to, seek to raise additional funds.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the level of underlying demand for TRULANCE by prescribers and patients in the U.S.;

•	the costs associated with commercializing TRULANCE in the U.S.;

•	the costs of maintaining and expanding sales, marketing and distribution capabilities for TRULANCE;

•	the rate of progress, the cost of our clinical trials and the other costs associated with our product development programs;

•	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies;

•	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

•	the timing of any regulatory approvals of our product candidates;

•
whether the holders of our outstanding Notes hold the notes to maturity without conversion into our common stock and whether we are required to repurchase our Notes prior to maturity upon a fundamental change, as defined in the indenture governing the Notes; and

•
whether we seek to redeem or repurchase all or part of our outstanding Notes through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

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

Our consolidated financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2016 did not include any adjustments that might result from the outcome of this uncertainty.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2016, we had an accumulated deficit of approximately $583 million. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of TRULANCE for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including dolcanatide, complete clinical trials, seek regulatory approval, prepare for the launch of TRULANCE and, if we receive FDA approval, commercialize our other product candidates. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.
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
Delays in clinical testing could result in increased costs to us and slow down our product development.
We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs and slow down our product development and timeliness and approval process.
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
Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials. Any of these events could prevent us from achieving or maintaining market acceptance of TRULANCE and could substantially increase commercialization costs.
If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.
As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients' privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business.
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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.
We need FDA approval prior to marketing our product candidates in the U.S. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the U.S. and we will not generate any additional revenue.
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
If TRULANCE is unable to compete effectively with marketed drugs targeting similar indications as TRULANCE, our commercial opportunity will be reduced or eliminated.
We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize GI drugs that are safer, more effective, have fewer side effects or are less expensive than TRULANCE.
TRULANCE will compete with at least two currently approved prescription therapies for the treatment of CIC, Amitiza and Linzess. In addition, over-the-counter products are also used to treat certain symptoms of CIC and IBS-C. We believe other companies are developing products that will compete with TRULANCE should they be approved by the FDA. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TRULANCE. We expect that our ability to compete effectively will depend upon our ability to:

•	maintain a proprietary position for our products and manufacturing processes and other related product technology;

•	attract and retain key personnel;

•	ensure competitive patient access to our products in the U.S. based on any required discounts and rebates to payors;

•	develop relationships with physicians prescribing these products; and

•	build an adequate sales and marketing infrastructure for TRULANCE.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on clinical data, side-effect profiles and other factors, our products are competitive with other products. If we are unable to compete effectively in the GI drug market and differentiate our products from other marketed GI drugs, we may never generate meaningful revenue.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our products and product candidates.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management and scientific staff. The loss of one or more of our senior management could delay or prevent the successful completion of any planned or ongoing clinical trials, any ongoing regulatory activities with FDA or the commercialization of our products and product candidates.
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
We are a small company with 116 employees as of March 1, 2017. To continue our clinical trials and to commercialize our products and product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months, we plan to add additional employees to assist us with our commercial programs. Our future financial performance and our ability to commercialize our products and product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage development efforts effectively;

•	manage our commercialization activities effectively;

•	integrate additional management, administrative, manufacturing and sales and marketing personnel;

•	maintain sufficient administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.
We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results and impact our ability to achieve commercial and development milestones.
We are currently building our commercial organization. If we are unable to establish a direct sales force in the U.S. to promote our products, the commercial opportunity for our products may be diminished.
We are currently building our commercial organization. We will incur significant additional expenses and commit significant additional management resources to establish our own sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our products and product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our products and product candidates, we may not be able to commercialize our products and product candidates which would negatively impact our ability to generate revenue.
We may need to rely on third parties to market and commercialize TRULANCE and our product candidates in international markets.
Currently, we do not have any plans to enter international markets. In the future, if appropriate regulatory approvals are obtained, we may commercialize TRULANCE and our product candidates in international markets. However, we have not decided how to commercialize TRULANCE and our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell TRULANCE and our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed TRULANCE and our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for TRULANCE and our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.
If the manufacturers upon whom we rely fail to produce TRULANCE and our other product candidates, including dolcanatide, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates.
We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies and commercial products. With respect to the manufacturing of TRULANCE, we have executed supply agreements with contract manufacturers sufficient to meet our foreseeable clinical trial and commercial requirements. If any of our suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of TRULANCE would have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.
Since the commercial manufacturing process is single sourced for Active Pharmaceutical Ingredient, or API, and Drug Product, we are at risk during launch and after launch until we establish secondary suppliers. We continue to pursue additional API and drug product supply agreements with other contract manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations, including good manufacturing practices, or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products and product candidates. Peptide manufacturing is a highly specialized manufacturing process. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.
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
We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer's compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer's compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of TRULANCE and other product candidates, including dolcanatide, may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any. While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers' compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of TRULANCE or other product candidates is compromised due to a manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize TRULANCE or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of TRULANCE or other product candidates, entail higher costs or result in us being unable to effectively commercialize TRULANCE or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.
Materials necessary to manufacture TRULANCE and our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of TRULANCE and our product candidates.
We rely on the third-party manufacturers of TRULANCE and our product candidates to purchase from third-party suppliers the materials necessary to produce the bulk APIs and product candidates for our clinical trials, and we rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of TRULANCE. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If we, or our manufacturers, are unable to purchase these materials, the commercial launch of TRULANCE will be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.
Product validation will be the first time TRULANCE will be run at full scale commercial batch and this product will be used for commercial distribution. If the validation batches are not executed flawlessly our commercial launch will be jeopardized.
TRULANCE may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.
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
Guidelines and recommendations published by various organizations can impact the use of our products and product candidates.
Government agencies promulgate regulations and guidelines directly applicable to us and to our products and product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products and product candidates or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our products and product candidates.
We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.
The use of our product candidates in clinical trials and the sale of marketed products expose us to product liability claims. Currently, we are not aware of any anticipated product liability claims with respect to our products or product candidates. In the future, an individual may bring a liability claim against us if one of our products or product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our approved products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	initiation of investigations by regulators;

•	substantial monetary awards to patients or other claimants;

•	distraction of management's attention from our primary business;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize our product candidates.
We currently have product liability insurance coverage for the commercial sale of TRULANCE and for the clinical trials of our product candidates which is subject to industry-standard terms, conditions and exclusions. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise. A successful product liability claim or series of claims could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
Even though TRULANCE is approved by the FDA for the treatment of adults with CIC, it faces post-approval development and regulatory requirements, which will present additional challenges.
In January 2017, the FDA approved TRULANCE as a once-daily treatment for adult men and women suffering from CIC. TRULANCE will be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market indications. Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring implementation of a risk evaluation and mitigation strategy program, withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for TRULANCE fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications submitted by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.
Even though TRULANCE is approved for marketing in the U.S. as TRULANCE, we may never receive approval to commercialize TRULANCE or our other product candidates outside of the United States.
In the future, we may seek to commercialize TRULANCE and/or our other product candidates, including dolcanatide, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approvals procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that TRULANCE or our other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of TRULANCE or other product candidates and have an adverse effect on our products' commercial potential or require costly post-marketing studies.
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
Reimbursement may not be available for TRULANCE or our product candidates, which would impede sales.
Market acceptance and sales of TRULANCE and our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.
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
We will incur significant liability if it is determined that we are promoting any "off-label" use of TRULANCE.
Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such "off-label" uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses. Accordingly, we do not permit promotion of TRULANCE in the U.S. for use in any indications other than CIC or in any patient populations other than adult men and women. Similarly, we do not permit promotion of any other approved product we develop, license, co-promote or otherwise partner for any indication, population or use not described in such product's label. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program, which is designed to ensure that all such activities are performed in a legal and compliant manner, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated.
If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
TRULANCE is marketed in the U.S. and is covered by federal healthcare programs; and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

•
federal healthcare program anti-kickback laws, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

•
the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•
the so-called "federal sunshine" law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and other healthcare professionals and healthcare organizations to the federal government for re-disclosure to the public; and

•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency laws and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Our global activities are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to similar anti-bribery laws in the other countries in which we do business.
If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements and government interpretations of the requirements in this space are constantly evolving. Any action against us for violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

Healthcare reform and other governmental and private payer initiatives could hinder or prevent our products's or product candidates' commercial success.
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
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA's provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the "donut hole"), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.
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
In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority could result in delays or increased costs following the commercial launch of TRULANCE for the treatment of adult men and women suffering from CIC and could result in potential restrictions on the sale and/or distribution of TRULANCE, even in its approved indication and patient populations.

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
We have not yet registered trademarks for the company name "Synergy Pharmaceuticals," TRULANCE or other potential drug names for plecanatide in all our potential markets, and failure to secure those registrations could adversely affect our ability to market TRULANCE, other product candidates and our business.
We have applied to register trademarks for our company name and for TRULANCE in the United States and other jurisdictions, but may not have covered all potential markets. Our trademark applications have received registrations in some jurisdictions. Our remaining trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the United States and in foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Oppositions or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In jurisdictions where we have not yet filed trademark applications, we may be conflicted from obtaining registration if/when we do file trademark applications due to third party conflicts. Failure to secure trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market TRULANCE, our other product candidates and our business.
We received a demand letter from a large pharmaceutical company, or PharmCo, demanding that we withdraw our applications for TRULANCE in the United States and elsewhere, claiming that the mark is too similar to a mark used in connection with products and services related to diabetes. On November 2, 2016, we entered into a Trademark Consent Agreement pursuant to which PharmCo agreed to our use and registration of the TRULANCE mark in connection with products for the treatment of constipation and irritable bowel syndrome and related conditions in oral tablet form. We agreed not to use such TRULANCE or any mark including the term TRULANCE or commencing with the letters TRUL on or in connection with products and services related to diabetes or any product involving subcutaneous injection and, where possible, to amend our trademark filings to include the limitation "all of the aforesaid excluding pharmaceutical preparations for the treatment of diabetes." PharmCo has reserved its right to object and take legal action in the event we use a mark with the prefix TRU in connection with drugs in the diabetes field.
In addition, an opposition has been filed in the European Union to our application to register SYNERGY PHARMACEUTICALS.
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
Risks Related to the Convertible Senior Notes
The indenture for our senior convertible notes, or the Notes, contains covenants limiting our financial and operating flexibility.
The indenture for the Notes contains covenants that will restrict our ability and the ability of certain of our subsidiaries to:

•	declare or pay any dividends on our or our subsidiaries' capital stock;

•	redeem or repurchase capital stock, or prepay or repurchase subordinated debt.
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
The Securities and Exchange Commission, or SEC, and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock), including Rule 201 of SEC regulation SHO, the Financial Industry Regulatory Authority, Inc.'s "Limit Up-Limit Down" program, market-wide circuit breaker systems that halt trading of stock for certain periods following specific market declines, and rules stemming from the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Past regulatory actions, including emergency actions or regulations, have had a significant impact on the trading prices and liquidity of equity-linked instruments. Any governmental action that similarly restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock could similarly adversely affect the trading price and the liquidity of the Notes.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this Form 10-K or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the Notes. This may result in greater volatility in the trading price of the Notes than would be expected for non-convertible debt securities.
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
Upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the third business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that noteholders receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

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
The market price of our common stock may be volatile and adversely affected by several factors.
The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	the commercial performance of TRULANCE in the U.S.;

•	any third-party coverage and reimbursement policies for TRULANCE;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	our ability to execute our business plan;

•	announcements regarding regulatory developments with respect to our product candidates;

•	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

•	developments, litigation or public concern about the safety of TRULANCE or our potential products;

•	our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

•	economic and other external factors effecting U.S. or global equity markets;

•	period-to-period fluctuations in our financial results; and

•	discussion of us or our stock price in the financial or scientific press or in online investor communities.
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

Our quarterly and annual operating results may fluctuate significantly.
We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the level of underlying demand for TRULANCE in the U.S. and wholesalers' buying patterns;

•	the costs associated with commercializing TRULANCE in the U.S.;

•	variations in the level of expenses related to our development programs;

•	any excess or obsolete inventory or asset impairments and associated write-downs;

•	initiation or completion of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments under these arrangements;

•	any material lawsuit in which we may become involved; and

•	interest payments on our outstanding Notes.
If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.
Our ability to use our net operating loss carry forwards may be subject to limitation.
Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2016, we had net operating loss carryforwards aggregating approximately $520.7 million. We have determined that an ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events and other prospective dilutive events our ability to utilize our operating loss carry forwards is and may be further limited.
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
We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a publicly-held Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock for a three-year period following the date that such stockholder became an interested stockholder. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with our board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock and the value of the Notes to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 420 Lexington Avenue, New York, NY 10170.  On June 30, 2014, we entered into a Lease Amendment of our New York office, adding contiguous office space to our existing lease and extending our existing lease for additional three years to March 31, 2022, to be coterminous with our new space. This lease amendment results in total monthly rent of approximately $80,000 on straight line basis, prospectively.

In addition, we lease office space for operations in Wayne, Pennsylvania under a lease through November 30, 2017, at a monthly rate of approximately $10,000.

We also maintain a research and development laboratory and several offices in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease that expired on January 31, 2017, at a monthly rate of approximately $3,700. We expect to transition this operation during 2017 to other locations or contract research organizations.

Rent expense for the years ended December 31, 2016, 2015 and 2014 totaled approximately $1,365,000, $909,000 and $651,000, respectively.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

From August 11, 2008 until February 18, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “SGYP.OB.” From February 22, 2011 until November 30, 2011 our common stock was traded on the OTC QB under the symbol “SGYP.” On December 1, 2011 our common stock began trading on The NASDAQ Capital Market under the symbol “SGYP”. On February 21, 2013 our common stock began trading on The NASDAQ Global Market under the symbol “SGYP”. On January 2, 2014 our common stock began trading on The NASDAQ Global Select Market under the symbol “SGYP”.

The following table shows the reported high and low closing prices per share for our common stock as reported on The NASDAQ Global Select Market during the periods indicated.

	High	Low
Year Ended December 31, 2015
First quarter	$4.68	$2.75
Second quarter	$9.52	$3.35
Third quarter	$9.56	$5.20
Fourth quarter	$6.66	$5.62
Year Ended December 31, 2016
First quarter	$5.37	$2.59
Second quarter	$4.11	$2.67
Third quarter	$5.83	$3.61
Fourth quarter	$6.09	$4.14

Holders of Common Stock

As of March 1, 2017, we had 638 holders of record of our common stock.

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

The following graph compares the performance of our common stock to the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index, the Russell 3000 index and the Russell 3000 Biotechnology Index from August 11, 2008 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on August 11, 2008 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
the NASDAQ Pharmaceutical Index, the Russell 3000 Index, Russell 3000 Biotechnology Index,
and Synergy Pharmaceuticals, Inc.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	26,107,067	$4.14	4,392,933
Equity Compensation Plans Not Approved by Stockholders (1)	1,760,104	$0.50	—
Total	27,867,171		4,392,933

________________________________________________________________________

(1)	Consists of options issued in conjunction with sales of our common stock as well as for consulting and professional services.

On June 8, 2015, our stockholders approved an increase in the number of our common stock shares reserved for issuance under the Plan from 15,000,000 to 30,000,000. As of December 31, 2016, there were 25,783,567 stock options outstanding under the 2008 Equity Compensation Incentive Plan, or Plan, and 323,500 options outstanding under the 2009 Directors Option

Plan, or Directors Plan, with 4,216,433 stock options available for future issuance under the Plan and 176,500 stock options available under the Directors Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2016 and 2015, as well as consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in Item 7. Historical results are not necessarily indicative of the results to be expected in the future (in thousands except share and per share data).

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Research and development	89,562	78,028	83,274	50,630	29,294
Purchased in-process research and development	—	—	—	—	1,000
Selling, general and administrative	55,724	21,794	11,004	11,681	7,941
Loss from Operations	(145,286)	(99,822)	(94,278)	(62,311)	(38,235)
Other Income/(Loss)
Interest and investment expense, net	(13,390)	(17,284)	(2,875)	38	218
Debt conversion expense	(40,158)	—	—	—	—
State R&D tax credits	121	—	83	—	506
Change in fair value of derivative instruments-warrants	106	(394)	1,362	149	(1,933)
Total Other Loss	(53,321)	(17,678)	(1,430)	187	(1,209)
Net Loss	$(198,607)	$(117,500)	$(95,708)	$(62,124)	$(39,444)

Basic and diluted	164,437,548	105,570,960	94,276,178	85,220,458	61,702,277
Net Loss per Common Share, Basic and Diluted
Net loss per common share, basic and diluted	$(1.21)	$(1.11)	$(1.02)	$(0.73)	$(0.64)

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:

Cash and cash equivalents and available-for-sale securities	$82,387	$111,750	$196,367	$68,157	$32,502

Working capital	$59,486	$95,476	$181,872	$56,199	$26,734

Total assets	$89,852	$115,929	$201,008	$72,558	$37,405

Total stockholders’ equity/(deficit)	$37,541	$(55,213)	$(5,159)	$55,348	$24,832

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our consolidated financial statements and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future and thus you should not unduly rely on these statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Business Overview

We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. We discovered, are developing and control 100% worldwide rights to our proprietary uroguanylin analog platform.

Our first and only commercial product, TRULANCE, is approved in the United States (U.S.), under the trademark name TRULANCE, for the treatment of adults with chronic idiopathic constipation, or CIC. The U.S. Food and Drug Administration, or FDA, approved TRULANCE on January 19, 2017. The recommended adult dosage of TRULANCE is 3 mg taken orally, once daily, with or without food. TRULANCE will be available in the U.S. in the first quarter of 2017. In addition, we are developing TRULANCE for the treatment of adults with irritable bowel syndrome with constipation (IBS-C) and we plan to file a new drug application supplement with clinical data (sNDA) for TRULANCE in IBS-C in the first quarter of 2017. We are also exploring opioid-induced constipation (OIC) as a potential lifecycle growth opportunity for TRULANCE.

Dolcanatide, our second product candidate, is being evaluated for inflammatory bowel disease (IBD). In January 2016, we announced positive proof-of-concept with dolcanatide in a phase 1b trial evaluating 28 patients with mild-to-moderate ulcerative colitis. We plan to meet with regulatory agencies to discuss next steps in development for dolcanatide in mild-to-moderate ulcerative colitis. In November 2014, we reported successful proof-of-concept with dolcanatide in a double-blind, placebo-controlled phase 2 trial in 289 patients with OIC, demonstrating the utility of our uroguanylin analog platform in OIC.

Recent Developments

TRULANCE (plecanatide)

•
On January 19, 2017, we announced TRULANCE was approved by the U.S. FDA for the treatment of adult patients with CIC. The recommended adult dosage of TRULANCE is 3 mg taken orally, once daily, with or without food. TRULANCE can be swallowed whole or crushed in applesauce for those who are unable to swallow medication. TRULANCE will be available in the U.S. in the first quarter of 2017.

•
On February 7, 2017, we announced that the American Journal of Gastroenterology published detailed results from a pivotal Phase 3 trial that demonstrated the efficacy and safety of TRULANCE (plecanatide) for the treatment of adults with chronic idiopathic constipation (CIC).

•
On December 22, 2016, we announced top-line results from the second of two pivotal Phase 3 trials evaluating the efficacy and safety of TRULANCE in 1,054 adult patients with IBS-C. Preliminary analysis of the data indicates that both TRULANCE 3 mg and 6 mg doses met the study's primary endpoint showing statistical significance in the percentage of patients who were Overall Responders compared to placebo during the 12-week treatment period (30.2% in 3 mg and 29.5% in 6 mg dose groups compared to 17.8% in placebo; p<0.001 for 3 mg and p<0.001 for 6 mg). The most common adverse event was diarrhea which occurred in 5.4% of patients in 3 mg and 4.3% of patients in 6 mg dose groups compared to 0.6% of placebo-treated patients. Ten patients in the trial (<1.0%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (2.6% in 3 mg and 2.3% in 6 mg dose groups compared to 0.8% in placebo) and discontinuations due to diarrhea were infrequent (1.7% in 3 mg and 1.2% in 6 mg dose groups compared to 0 in placebo).

•
On December 9, 2016, we announced top-line results from the first of two pivotal phase 3 trials evaluating the efficacy and safety of TRULANCE in 1,135 adult patients with irritable bowel syndrome with constipation (IBS-C). Preliminary analysis of the data indicates that both TRULANCE 3 mg and 6 mg doses met the study's primary endpoint showing statistical significance in the percentage of patients who were Overall Responders compared to placebo during the 12-week treatment period (21.5% in 3 mg and 24.0% in 6 mg dose groups compared to 14.2% in placebo; p=0.009 for 3 mg and p<0.001 for 6 mg). The most common adverse event was diarrhea which occurred in 3.2% of patients in 3 mg and 3.7% of patients in 6 mg dose groups compared to 1.3% of placebo-treated patients. Four patients in the trial (0.4%) experienced serious adverse events but there was no imbalance across treatment groups in either incidences or individual serious adverse events. Overall, the rates of withdrawal from treatment because of an adverse event were low (1.9% in 3 mg and 1.8% in 6 mg dose groups compared to 0 in placebo) and discontinuations due to diarrhea were infrequent (0.8% in 3 mg and 1.6% in 6 mg dose groups compared to 0 in placebo)

TRULANCE Launch Update
We are focused on three key strategic imperatives to achieve our objective of ensuring that TRULANCE is ready for launch this quarter:

•	Product Readiness

•	Market and Brand Readiness

•	Organizational Readiness
Product Readiness

•	Established a robust supply chain process and quality management system.

•	Implemented our third party logistics (3PL) distribution network.

•	Trade and sample stock manufactured and on-track for launch this quarter.

•	Launching TRULANCE 3 mg in an innovative 30-count blister pack.
Market and Brand Readiness

•	We are very encouraged by the feedback we have received from our market research, advisory boards and field-based customer meetings.

◦	Completed extensive market research with more than 2,700 healthcare providers and over 5,300 patients.

◦	Conducted multiple advisory boards with national and regional GI key opinion leaders, other healthcare providers and payers.

◦	Since January 2016, our market access team has been meeting with key payer customers that represent over 230 million covered lives in the U.S.

•	Initiated pre-launch multimedia and digital campaigns to drive company awareness and disease education, focusing on current unmet needs of patients with CIC.

•	Finalized TRULANCE core marketing strategies and launch tactics, including a compliant, value-optimizing, cost effective promotional mix to reach the broadest universe of prescribers.

•	Co-pay card programs and other patient assistance programs in place which will help us achieve access in 2017.

•	Finalized pricing strategy for TRULANCE and will launch with a wholesale acquisition cost (WAC) of $353.48.
Organizational Readiness

•	Utilizing a hybrid sales model to reach key prescribers and influencers at launch.

◦
Less than 20% of prescribers in the U.S. currently account for over 70% of the branded constipation prescription market. These prescribers, which include gastroenterologists and primary care physicians, will be the focus of our field force at launch.

•	Hired Synergy Regional Business Directors averaging 11 years of management experience and over 10 years in relevant GI fields.

•	Hired Synergy Regional GI Account Specialists averaging 13 years of pharmaceutical experience and 8.5 years of GI experience.

•	Partnered with Publicis Touchpoint Solutions, Inc. who have hired highly experienced sales representatives that will be fully dedicated to TRULANCE at launch.

◦
Our Publicis Touchpoint sales representatives have an average of 11.5 years of pharmaceutical experience, and nearly 6 years of GI experience, with over 90% coming from other peer GI and PCP companies.

•	Medical education efforts have been ongoing since March 2016.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

We had no revenues during the year ended December 31, 2016 and 2015 because we did not have any commercial biopharmaceutical products for those periods.

Research and development expenses for the year ended December 31, 2016 (“Current Year Period”) increased approximately $11.6 million or 14.9%, to approximately $89.6 million from approximately $78.0 million for the year ended December 31, 2015 (“Prior Year Period”). This increase in research and development expenses was due primarily to greater spending on IBS-C studies, expenses related to filing our CIC NDA in January 2016, additional compensation, consulting services, and TRULANCE API and drug product manufacturing costs for validation batches prepared in anticipation of our commercial launch of TRULANCE for CIC during the first quarter of 2017. The increase in compensation reflects the growth of our Medical Affairs activity and the cost of building a technical operations function fully prepared for the anticipated commercial launch of TRULANCE during first quarter 2017.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the year ended December 31, 2016 and 2015. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs.

	($ in thousands)	($ in thousands)
Drug candidates	Year Ended December 31, 2016	Year Ended December 31, 2015
TRULANCE (plecanatide)	$73,472	$65,170
Dolcanatide	1,536	5,026
Total direct costs	75,008	70,196
Total indirect costs	14,554	7,832
Total Research and Development	$89,562	$78,028

Indirect research and development costs are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services which are not directly allocated to specific drug candidates.

Indirect costs were approximately $14.6 million in the Current Year Period, as compared to approximately $7.8 million during the Prior Year Period representing an increase of approximately $6.8 million which was primarily due to an increase in employee compensation of $2.8 million, higher stock-based compensation of $1.0 million, and $4.9 million increase in consulting services related to ERP system upgrade and packaging design, offset by a decrease of approximately $1.9 million due to the transition of clinical drugs to inventory capitalization. The increase in compensation reflects the cost of building a Technical Operations function for the anticipated commercial launch of TRULANCE during first quarter 2017.

Selling, general and administrative expenses increased approximately $33.9 million or 155.5%, to $55.7 million for the Current Year Period from approximately $21.8 million for the Prior Year Period. These increased expenses primarily reflect the cost of building a commercial organization prepared to launch TRULANCE during first quarter 2017. These costs included approximately a $22.5 million increase in marketing and sales expenses related to commercial preparedness and planning, a $1.7 million increase in consulting, a $5.7 million increase in compensation and benefit costs, and a $1.8 million increase in stock-based compensation expense

As of December 31, 2016 we had 92 full-time employees compared to 41 full-time employees at December 31, 2015.

Net loss for the Current Year Period was $198.6 million compared to a net loss of $117.5 million for the Prior Year Period. In addition to the operating items discussed above, this increase in our net loss of $81.1 million or 69% was primarily a result of debt conversion expense of approximately $40.2 million resulting from our March and November 2016 convertible notes exchanges, partially offset by a decrease of approximately $3.9 million in interest expense and amortization of deferred debt costs, both related to our convertible notes.

YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

We had no revenues during the year ended December 31, 2015 and 2014 because we did not have any commercial biopharmaceutical products during those periods.

Research and development expenses for the year ended December 31, 2015 decreased by approximately $5.3 million or 6%, to approximately $78 million from approximately $83.3 million for the year ended December 31, 2014. This decrease in research and development expenses was largely attributable to a reduction in clinical trial activities in dolcanatide. The following table sets forth our research and development expenses related to our product candidates for the year ended December 31, 2015 and 2014. Direct expenses are external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as preclinical studies and clinical trial costs.

	($ in thousands)	($ in thousands)
Drug candidates	Year Ended December 31, 2015	Year ended December 31, 2013
TRULANCE (plecanatide)	$65,170	$64,871
Dolcanatide	5,026	10,944
Total direct cost	70,196	75,815
Total indirect cost	7,832	7,459
Total Research and Development	$78,028	$83,274

Indirect research and development costs are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services are not directly allocated to specific drug candidates. Indirect costs were approximately $7.8 million in the year ended December 31, 2015, as compared to approximately $7.5 million during the year ended December 31, 2014 representing an increase of $0.3 million which were primarily due to higher stock-based compensation expenses and scientific consulting fees.

Selling, general and administrative expenses increased approximately $10.8 million or 98%, to approximately $21.8 million for the year ended December 31, 2015 from approximately $11.0 million for the year ended December 31, 2014. These increased expenses were primarily the result of higher employee stock-based compensation of approximately $7.3 million for the year ended December 31, 2015, as compared to $2.8 million for the year ended December 31, 2014, as well as an increase in expenses related to commercial activities including marketing, advertising and sales, of approximately $5.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Net loss for the year ended December 31, 2015 was approximately $117.5 million as compared to a net loss of approximately $95.7 million incurred for the year ended December 31, 2014. This increase in our net loss of approximately

$21.8 million or 23% was a result of the increases in operating expenses discussed above, plus higher interest expense and amortization of financing costs of approximately $17.3 million for the year ended December 31, 2015, as compared to $2.9 million for the year ended December 31, 2014, and changes in fair value of derivative instruments-warrants of $0.4 million during the year ended December 31, 2015, as compared to a gain on derivative instruments-warrants of approximately $1.4 million during the year ended December 31, 2014, offset by a reduction of $5.3 million in Research and development expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had approximately $82.4 million in cash and cash equivalents, compared to approximately $111.8 million in cash, cash equivalents and available for sale securities as of December 31, 2015. Net cash used in operating activities was $129.8 million for the year ended December 31, 2016 as compared to $101.0 million for the year ended December 31, 2015 and $89.1 million for the year ended December 31, 2014. Net cash provided by financing activities was $100.7 million for the year ended December 31, 2016 as compared to $16.4 million for the year ended December 31, 2015 and $217.1 million for the year ended December 31, 2014. As of December 31, 2016 we had working capital of $59.5 million, as compared to working capital of $95.5 million on December 31, 2015.

On March 18, 2016, we announced the closing of separate, privately-negotiated exchanges with eligible holders of approximately 50% of our outstanding 7.50% Convertible Senior Notes (“Notes”) due 2019. At the closing, and in satisfaction of the consideration for $79.8 million in aggregate principal amount of the Notes, we issued 35.3 million shares of our common stock (the “Shares”). We also issued approximately 872,000 Shares in payment of accrued and unpaid interest on Notes accepted in the Exchanges from the applicable last interest payment date to, but not including, March 28, 2016. A total of 25.6 million shares carried a conversion price of $3.11 pursuant to the existing terms of the Notes.

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

In November 2016 we exchanged $55.7 million in aggregate principal amount of the Notes, representing approximately 70% of the outstanding aggregate principal amount of Notes, for 20.5 million shares of our common stock, with a total of 17.9 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The amortization of deferred debt costs was accelerated consistent with the 70% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $2 million. We recognized debt conversion expense of $40.2 million representing 12.2 million shares for the year ended December 31, 2016. As of December 31, 2016, $23.5 million of the Notes remain outstanding.

From January 1, 2016 through December 31, 2016 warrants to purchase 2,430,657 shares of common stock were exercised, yielding proceeds to us of $11.3 million.

On January 31, 2017, we entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the several underwriters, to issue and sell 20,325,204 shares of our common stock in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-205484) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”).  The public offering price was $6.15 per share of Common Stock.  The Offering closed on February 6, 2017, yielding net proceeds of approximately $121.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On February 28, 2017, we received consents from certain holders of our Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, we entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee. We paid an aggregate of approximately $1.6 million to such holders for the consent.

On March 1, 2017, we exchanged approximately $4 million aggregate principal amount of the Notes for approximately 1.5 million shares of our common stock, with a total of approximately 1.3 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of March 1, 2017, approximately $19.5 million of the Notes remain outstanding.

Notwithstanding our recent sale of common stock, we will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to (i) conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.
Our consolidated financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient levels of revenue. Our consolidated financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2016, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

($ in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long term debt obligations (1)	$28,665	$1,755	$26,910	$—	$—
Operating leases	5,896	1,065	3,303	1,528	—
Purchase obligations—principally employment and consulting services(2)	7,285	3,561	3,724	—	—
Purchase obligations—major vendors(3)	138,619	131,381	7,238	—	—

Total obligations	$180,465	$137,762	$41,175	$1,528	$—
___________________________________________________________________________

(1)	Represents Senior Convertible Notes, including interest. See Note 4 to our Consolidated Financial Statements.

(2)	Represents salary, bonus, and benefits for employment and consulting agreements with remaining terms greater than one year.

(3)
Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders. Generally these purchase orders represents commitments to suppliers with cancellation provisions that allow early termination with notice, penalties and payment of certain non-cancelable vendor commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2016.

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

Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities consist solely of investments in U.S. Treasury and Government Agency Notes and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of our investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. Cash equivalents and marketable securities are carried at amounts that approximate fair value due to their short-term maturities. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, we reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. For the year ended December 31, 2016 and 2015, we did not consider any of our investments to be other-than-temporarily impaired.

Inventories

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out basis.
We capitalize inventories manufactured in preparation for initiating sales of a product candidate when the related product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. In addition, we evaluate risks associated with manufacturing the product candidate and the remaining shelf life of the inventories.
Costs associated with developmental products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.
There is a risk inherent in these judgments and any changes in these judgments may have a material impact on our financial results in future periods.

Research and Development

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

The Company accounts for prepaid research and development expenses in accordance with ASC Topic 730, Research and Development (“ASC Topic 730”), which requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. As of December 31, 2016 and 2015 we had $0.5 million and $3.1 million respectively, of such deferred amounts, which are included in Prepaid expenses and other current assets on our consolidated balance sheets.

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

The Senior Convertible Notes are stated at their carrying value at December 31, 2016 and 2015. Carrying value approximates fair value because we believe we could obtain borrowings at December 31, 2016 at comparable interest rates as these November 2014 Senior Notes.

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

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2016 and 2015 the fair value of such warrants was approximately $216,000 and $322,000, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2016 we had no available-for-sale securities and as of December 31, 2015 our available-for-sale securities are classified as Level 1 per ASC 820.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash, cash equivalents and available for sale securities primarily consist of securities issued by the U.S. Treasury, deposits, and money market mutual funds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2016, 2015 and 2014 had a significant impact on our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.	CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2016.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals Inc.
New York, New York

We have audited Synergy Pharmaceuticals Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synergy Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergy Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 1, 2017

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

Information required by this item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

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

4.11	Form of 7.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 3, 2014).

4.12	First Supplemental Indenture dated as of February 28, 2017 between Synergy Pharmaceuticals Inc. and Wells Fargo, National Association, as Trustee.

10.1	Form of Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 18, 2008)*

10.2	Form of Non-Executive Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed July 18, 2008)*

10.3	Fifth Amended and Restated Executive Employment Agreement dated as of December 29, 2016 between Synergy Pharmaceuticals, Inc. and Gary S. Jacob *

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

10.8
Amended and Restated Executive Employment Agreement dated as of July 12, 2013 between Synergy Pharmaceuticals Inc. and Patrick H. Griffin, M.D., FACP (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 16, 2015).*

10.9	Executive Employment Agreement dated as of May 29, 2015 between Synergy Pharmaceuticals Inc. and Troy Hamilton (incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2016).*

10.10
Amendment to the Amended and Restated Executive Employment Agreement dated as of January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Patrick H. Griffin, M.D., FACP (incorporated by reference to Exhibit 10.12 to Form 10-K filed February 25, 2016).*

10.11
Amendment to Third Amended and Restated Executive Employment Agreement dated January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (incorporated by reference to Exhibit 10.13 to Form 10-K filed February 25, 2016).*

10.12
Amendment to Executive Employment Agreement dated January 18, 2016 by and between Synergy Pharmaceuticals Inc. and Troy Hamilton (incorporated by reference to Exhibit 10.14 to Form 10-K filed February 25, 2016).*

10.13	Form of Exchange Agreement Related to 7.50% Convertible Senior Notes (incorporated by reference to Exhibit 99.1 to Form 8-K filed March 18, 2016).

10.14	Form of Securities Purchase Agreement dated May 4, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2016).

14	Code of Business Conduct and Ethics

21	List of Subsidiaries

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the annual report on Form 10-K of Synergy for the year ended December 31, 2016, filed on March 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

____________________________________________________________________________

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

ITEM 16.    FORM 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date:	March 1, 2017	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. JACOB	President, Chairman of the Board, and Chief Executive Officer	March 1, 2017
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance and Secretary	March 1, 2017
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ MELVIN K. SPIGELMAN	Director	March 1, 2017
Melvin K. Spigelman

/s/ ALAN JOSLYN	Director	March 1, 2017
Alan Joslyn

/s/ THOMAS H. ADAMS	Director	March 1, 2017
Thomas H. Adams

/s/ JOHN BRANCACCIO	Director	March 1, 2017
John Brancaccio

/s/ TIMOTHY CALLAHAN	Director	March 1, 2017
Timothy Callahan

/s/ RICHARD DALY	Director	March 1, 2017
Richard Daly

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYNERGY PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synergy Pharmaceuticals Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Synergy Pharmaceuticals Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Pharmaceuticals Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and will continue to have large losses in the future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergy Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 1, 2017

SYNERGY PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$82,387	$61,653
Available-for-sale securities	—	50,097
Inventories	5,640	—
Prepaid expenses and other current assets	889	3,305
Total Current Assets	88,916	115,055
Property and equipment, net	593	531
Security deposits	343	343
Total Assets	$89,852	$115,929
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$15,584	$13,263
Accrued expenses	13,552	4,328
Interest payable on senior convertible notes	294	1,988
Total Current Liabilities	29,430	19,579
Senior convertible notes, net	22,665	151,241
Derivative financial instruments, at estimated fair value-warrants	216	322
Total Liabilities	52,311	171,142
Commitments and contingencies (Note 8)
Stockholders’ Equity/(Deficit):
Preferred stock, Authorized 20,000,000 shares and none outstanding, at December 31, 2016 and December 31, 2015	—	—
Common stock, par value of $.0001, 350,000,000 shares authorized at December 31, 2016 and December 31, 2015. Issued and outstanding 202,737,860 shares and 113,694,606 shares at December 31, 2016 and December 31, 2015, respectively.	20	11
Additional paid-in capital	620,513	329,161
Accumulated deficit	(582,992)	(384,385)
Total Stockholders’ Equity/(Deficit)	37,541	(55,213)
Total Liabilities and Stockholders’ Equity/(Deficit)	$89,852	$115,929

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	89,562	78,028	83,274
Selling, general and administrative	55,724	21,794	11,004
Loss from Operations	(145,286)	(99,822)	(94,278)
Other Income/(Loss)
Interest and investment expense, net	(13,390)	(17,284)	(2,875)
Debt conversion expense	(40,158)	—	—
State R&D tax credits	121	—	83
Change in fair value of derivative instruments-warrants	106	(394)	1,362
Total Other Loss	(53,321)	(17,678)	(1,430)
Net Loss	$(198,607)	$(117,500)	$(95,708)

Weighted Average Common Shares Outstanding
Basic and Diluted	164,437,548	105,570,960	94,276,178

Net Loss per Common Share, Basic and Diluted	$(1.21)	$(1.11)	$(1.02)

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Non-Controlling Interest	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2013	90,182,115	10	226,515	(171,177)	—	55,348

Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	6,417,650	1	30,699	—	—	30,700
Fees and expenses related to controlled equity sales	—	—	(846)	—	—	(846)
Stock based compensation expense	—	—	4,722	—	—	4,722
Exercise of stock options	9,999	—	36	—	—	36
Private placement of ContraVir common stock	—	—	3,224	—	—	3,224
Fees and expenses associated with ContraVir Private Placement	—	—	(15)	—	—	(15)
Fair value of ContraVir warrants issued in connection with private placement	—	—	(880)	—	—	(880)
Noncontrolling interest of ContraVir	—	—	—	—	(1,622)	(1,622)
Distribution of ContraVir common stock to Synergy shareholders	—	—	(1,740)	—	—	(1,740)
Elimination of noncontrolling interest of ContraVir upon distribution	—	—	—	—	1,622	1,622
Net loss for the period	—	—	—	(95,708)	—	(95,708)

Balance, December 31, 2014	96,609,764	$11	$261,715	$(266,885)	$—	$(5,159)

Common stock issued pursuant to a controlled equity “at-the-market” sales agreement	3,435,998	—	14,672	—	—	14,672
Fees and expenses related to controlled equity sales	—	—	(404)	—	—	(404)
Common stock issued in connection with exercise of stock options	269,720	—	1,142	—	—	1,142
Common stock issued in connection with exercise of warrants	189,412	—	1,012	—	—	1,012
Shares issued in connection with conversion of Senior Convertible Debentures	13,179,712	—	40,989	—	—	40,989
Change in fair value of warrants due to expiration of certain warrants	—	—	244	—	—	244
Stock based compensation expense	—	—	9,724	—	—	9,724
Stock issues in exchange for certain intellectual property	10,000	—	67	—	—	67
Net loss for the period	—	—	—	(117,500)	—	(117,500)

Balance, December 31, 2015	113,694,606	$11	$329,161	$(384,385)	$—	$(55,213)
Shares issued in connection with conversion of Senior Convertible Debentures	44,432,408	4	137,937	—	—	137,941
Debt conversion expense	12,161,671	1	40,157	—	—	40,158
Transaction fees on Note conversions	—	—	(711)	—	—	(711)
Common stock issued in connection with exercise of stock options	70,185	—	222	—	—	222
Common stock issued in connection with exercise of warrants	2,430,656	1	11,330	—	—	11,331
Common stock issued in registered direct offering, net of issuance costs	29,948,334	3	89,842	—	—	89,845
Stock based compensation expense	—	—	12,575	—	—	12,575
Net loss for the period	—	—	—	(198,607)	—	(198,607)
Balance, December 31, 2016	202,737,860	$20	$620,513	$(582,992)	$—	$37,541

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(198,607)	$(117,500)	$(95,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	163	120
Amortization of deferred debt costs	6,921	4,566	411
Stock-based compensation expense	12,575	9,724	4,722
Value of common stock issued for patent license	—	67	—
Accretion of discount/premium on available for sale securities	—	(109)	130
Change in fair value of derivative instruments—warrants	(106)	394	(1,362)
Common stock issued for interest on Notes	2,445	—	—
Debt conversion expense	40,158	—	—
Changes in operating assets and liabilities:
Inventories	(5,640)	—	—
Security deposits	—	(180)	(69)
Accounts payable and accrued expenses	11,546	1,867	316
Prepaid expenses and other current assets	2,416	531	(124)
Accrued interest expense on senior convertible notes	(1,694)	(512)	2,500
Total Adjustments	68,854	16,511	6,644
Net Cash used in Operating Activities	(129,753)	(100,989)	(89,064)
Cash Flows From Investing Activities:
Net sales (purchases) of available-for-sale securities	50,097	(200)	—
Additions to property and equipment	(297)	(50)	(173)
Repayment on ContraVir loan receivable	—	—	455
Net Cash provided by (used in) Investing Activities	49,800	(250)	282
Cash Flows From Financing Activities:
Proceeds of sale of common stock	89,845	14,672	30,700
Proceeds of sale of common stock — ContraVir	—	—	3,224
Issuance of Senior Convertible Debentures	—	—	200,000
Fees and expenses — note conversions	(711)	—	—
Payment for debt financing costs	—	—	(12,747)
Fees and expenses — sale of common stock	—	(404)	(861)
Proceeds from exercise of warrants	11,331	1,012	—
Proceeds from exercise of stock options	222	1,142	36
Distribution associated with ContraVir Spinoff	—	—	(3,230)
Net Cash provided by Financing Activities	100,687	16,422	217,122
Net increase (decrease) in cash and cash equivalents	20,734	(84,817)	128,340
Cash and cash equivalents at beginning of period	61,653	146,470	18,130
Cash and cash equivalents at end of period	$82,387	$61,653	$146,470
Supplementary disclosure of cash flow information:
Cash paid for interest on senior convertible notes	$5,939	$13,379	$—
Cash paid for taxes	$45	$258	$55
Supplementary disclosure of non-cash investing and financing activities:
Distribution of net assets of ContraVir		$—	$84
Conversion of senior convertible notes to Synergy Common Stock	$137,941	$40,989	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. ("the Company" or "Synergy") is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. The Company has pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. Synergy discovered, is developing and controls 100% worldwide rights to its proprietary uroguanylin analog platform that includes one commercial product, TRULANCE, and a second lead product candidate, dolcanatide. TRULANCE is now approved in the United States for the treatment of adults with chronic idiopathic constipation. Synergy has also completed two Phase 3 clinical trials of TRULANCE for the treatment of adults with irritable bowel syndrome with constipation and the company plans to file a new drug application supplement with clinical data (sNDA) in the first quarter of 2017. Dolcanatide is being explored for ulcerative colitis.

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

As of December 31, 2016, we had approximately $82.4 million in cash and cash equivalents, compared to approximately $111.8 million in cash, cash equivalents and available for sale securities as of December 31, 2015. Net cash used in operating activities was $129.8 million for the year ended December 31, 2016 and $101.0 million for the year ended December 31, 2015. As of December 31, 2016 we had working capital of $59.5 million, as compared to working capital of $95.5 million on December 31, 2015.

On January 31, 2017, Synergy entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the several underwriters, to issue and sell 20,325,204 shares of common stock of the Company in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-205484) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”).  The public offering price was $6.15 per share of Common Stock.  The Offering closed on February 6, 2017, yielding net proceeds of approximately $121.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Our consolidated financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2016 did not include any adjustments that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of December 31, 2016, the amount of cash and cash equivalents was approximately $82.4 million and consists of checking accounts and short-term money market mutual funds. As of December 31, 2015, the amount of cash and cash equivalents was approximately $61.7 million and consisted of checking accounts and short-term money market funds with U.S. commercial banks. At any point in time, the Company’s balance of cash and cash equivalents may exceed federally insured limits.

The Company’s did not own any marketable securities as of December 31, 2016 and held approximately $50.1 million in marketable securities as of December 31, 2015 which consist of U.S. Treasury and U.S. government sponsored entity securities with maturities of less than one year, and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. As of December 31, 2015 gross unrealized losses were not material. The Company recognized no net realized gains or losses for the year ended December 31, 2016 and 2015. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2016 and 2015, the Company did not recognize any impairment charges.

Inventories
Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out basis.
Synergy capitalizes inventories manufactured in preparation for initiating sales of a product candidate when the related product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. In determining whether or not to capitalize such inventories, Synergy evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. In addition, Synergy evaluates risks associated with manufacturing the product candidate and the remaining shelf life of the inventories.
Costs associated with developmental products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.
There is a risk inherent in these judgments and any changes in these judgments may have a material impact on our financial results in future periods.

Revenue recognition
In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures.  The new standard will be effective for the Company beginning January 1, 2018.  The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements as we will begin the commercial launch of our product during the first quarter of 2017. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess the potential impacts of the new standard, we do not know or cannot reasonably estimate the impact of the new standard on our financial statements at this time.

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

The value of Senior Convertible Notes are stated at their carrying value at December 31, 2016 and 2015. Carrying value approximates fair value because the Company believes it could obtain borrowings at December 31, 2016 at comparable interest rates as these November 2014 Senior Notes, therefore, the carrying value approximates fair value.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $0.5 million and $3.1 million as of December 31, 2016 and December 31, 2015, respectively, of pre-payments for production of drug substance, analytical testing services and clinical trial monitoring for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug substance is delivered and/or services are performed.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options and warrants would have been antidilutive.

The Senior Convertible Notes (the"Notes") face value of $23.5 million is convertible into 7,560,772 shares of common stock at December 31, 2016, the effect of which was excluded from the calculation of diluted loss per share because it was antidilutive. As of December 31, 2015, the face value of these Notes was $159 million and was convertible into 51,128,939 shares of common stock, the effect of which was excluded from the calculation of diluted loss per share because it was antidilutive. As of December 31, 2014, the carrying value of the Notes was $200 million and was convertible into 64,308,680 shares of common stock the effect of which was excluded from the calculation of diluted loss per share because it was antidilutive.

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Stock Options	27,867,171	20,953,375	16,567,020
Warrants	919,690	4,726,823	5,647,203
Senior Convertible Notes	7,560,772	51,128,939	64,308,680
Total shares issuable upon exercise or conversion	36,347,633	76,809,137	86,522,903

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this ASU and anticipates that due to losses, the excess tax benefits will not affect expense since these amounts have not, and will not be applicable. The Company also expects to continue its policy to estimate the forfeiture rate after adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability amo ng organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

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

As a result of the Distribution, an adjustment was made to the exercise price of all outstanding warrants in accordance with their terms and accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2016 there were 919,690 warrants outstanding with a weighted average exercise price of $5.24 per share pre-Distribution and $5.22 per share as adjusted.

On March 5, 2014, Synergy entered into Amendment No. 1 (the “Amendment”) to its Controlled Equity Offering Sales (“ATM”) Agreement, dated June 21, 2012 (as amended, the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value 0.0001 per share (the “Shares”), up to an additional aggregate offering price of $50.0 million.  The Company will pay Cantor a selling agent fee of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.  As of July 10, 2015, the Form S-3 registration statement related to the Agreement expired, effectively terminating the Company’s ATM program.

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

On March 18, 2016, Synergy entered into an exchange agreement for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges, with such shares included in the Shares issued in connection with conversion of Senior Convertible Debentures in the Consolidated Statement of Changes in Stockholders' Equity/(Deficit). In addition, Synergy issued 9.6 million shares of common stock as an inducement for Note holders to convert their Notes into Synergy common stock and recognized debt conversion expense of $25.6 million in the exchange.

In November 2016 Synergy exchanged $55.7 million in aggregate principal amount of the Notes, representing approximately 70% of the outstanding aggregate principal amount of Notes, for 20.5 million shares of Synergy's common stock, with a total of 17.9 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The amortization of deferred debt costs was accelerated consistent with the 70% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $2 million. The Company recognized debt conversion expense of $14.5 million representing 2.6 million shares in the exchange.

From January 1, 2016 through December 31, 2016, $135.5 million aggregate principal amount of the Notes was converted into approximately 56.6 million shares of Synergy common stock.

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

From January 1, 2016 through December 31, 2016 warrants to purchase 2,430,657 shares of common stock were exercised, yielding proceeds to us of $11.3 million.

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

Net assets of ContraVir eliminated in connection with this spin-off was as follows:

($ in thousands)	Balance February 18, 2014
Assets
Cash	$3,230
Prepaid expense	6
Total assets	3,236
Accounts payable and other liabilities	(107)
Note Payable to Synergy	(455)
Due to Synergy	(54)
Derivative financial instruments, at estimated fair value-warrants	(880)

Total Liabilities	(1,496)
Net assets	$1,740

As a result of the ContraVir distribution, an adjustment was made to the exercise price of all our outstanding warrants in accordance with their terms. Accordingly the exercise price decreased approximately $0.011 per share on the record date. As of December 31, 2016, there were 919,690 of our non-public warrants outstanding with a weighted average exercise price of $5.24 per share pre-Distribution and $5.22 per share as adjusted.

4. Senior Convertible Notes

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

The Notes are unsecured. Interest expense, not including amortization of deferred debt costs, for the year ended December 31, 2016 and December 31, 2015 was $6.7 million and $12.9 million, respectively. Accrued interest payable was $0.3 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively.

 The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to the original conversion price of $3.11 per share. Subsequent to the exchange described below, the principal balance of the Notes at December 31, 2016 was $23.5 million as compared to $159.0 million at December 31, 2015.

Debt costs associated with the sale of the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method. Amortization expense, including amortization associated attributable to reduction of the principal due to the conversion of the debentures on a prorated basis for year ended December 31, 2016 and December 31, 2015 was $6.9 million and $4.6 million, respectively. The remaining deferred debt costs have been presented as a reduction of the Notes in accordance with the newly adopted Accounting Standards Update (“ASU”) No. 2015-3 “Simplifying the Presentation of Debt Issuance Costs”.

On March 18, 2016 Synergy entered into an agreement (the "Exchange") for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. Synergy also issued approximately 872,000 shares at the five day average share price of $2.81 in payment of accrued and unpaid interest of $2.4 million on Notes accepted in the Exchanges, from the applicable last interest payment date to, but not including, March 28, 2016. The amortization of deferred debt costs was accelerated consistent with the 50% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $3.6 million. GAAP requires that such conversions be treated as induced conversions with an expense recognized equal to the fair value of the 9.6 million shares transferred in the transaction in excess of the fair value of the securities issuable pursuant to the original conversion terms, with such fair value being measured as of the date the inducement offer is accepted by the convertible debt holder. Accordingly, the Company recognized a debt conversion expense of $25.6 million for the quarter ended March 31, 2016.

In November 2016 Synergy exchanged $55.7 million in aggregate principal amount of the Notes, representing approximately 70% of the outstanding aggregate principal amount of Notes, for 20.5 million shares of Synergy's common stock, with a total of 17.9 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The amortization of deferred debt costs was accelerated consistent with the 70% reduction of aggregate principal amount this transaction represented, and resulted in additional interest expense of approximately $2 million. The Company recognized a debt conversion expense of $14.5 million representing 2.6 million shares for the quarter ended December 31,2016.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below ($ in thousands):

	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance at issuance November 1, 2014	$200,000	$12,747	$187,253
Less: amortization two months ended December 31, 2014		(411)	411
Balance December 31, 2014	200,000	12,336	187,664
Less: amortization three months ended March 31, 2015		(617)	617
Balance March 31, 2015	200,000	11,719	188,281
Less: amortization three months ended June 30, 2015 (1)		(1,899)	1,899
Conversions	(22,213)	—	(22,213)
Balance June 30, 2015	177,787	9,820	167,967
Less: amortization three months ended September 30, 2015 (1)		(1,544)	1,544
Conversions	(18,776)	—	(18,776)
Balance, September 30, 2015	159,011	8,276	150,735
Less: amortization three months ended December 31, 2015		(506)	506
Balance December 31, 2015	159,011	7,770	151,241
Less: amortization three months ended March 31, 2016 (1)		(4,153)	4,153
Conversions	(79,829)	—	(79,829)
Balance, March 31, 2016	79,182	3,617	75,565
Less: amortization three months ended June 30, 2016		(253)	253
Balance, June 30, 2016	79,182	3,364	75,818
Less: amortization three months ended September 30, 2016		(252)	252
Balance, September 30, 2016	79,182	3,112	76,070
Less: amortization three months ended December 31, 2016 (1)		(2,263)	2,263
Conversions	(55,668)	—	(55,668)
Balance, December 31, 2016	$23,514	$849	$22,665
_____________________
(1) Includes accelerated amortization of deferred debt costs attributable to conversions and exchanges

5. Accounting for Share-based Payments

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

Stock-based compensation has been recognized in operating results as follows:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Included in research and development	$3,451	$2,452	$1,914
Included in general and administrative	9,124	7,272	2,808
Total stock-based compensation expense	$12,575	$9,724	$4,722

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2016, net of expected forfeitures, was approximately $18.4 million to be recognized over a weighted-average remaining vesting period of approximately 1.4 years. This unrecognized compensation cost does not include amounts related to 2,159,500 shares of stock options which vest and will be measured upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.13%-2.19%	1.46%-2.02%	1.78%-2.30%
Dividend yield	—	—	—
Expected volatility	50%-60%	50%-80%	52%-60%
Expected term (in years)	6 years	6 years	6 years

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

The Company will continue to use the simplified method for the expected term until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted for the years ended December 31, 2016, 2015 and 2014 estimated as of the grant date using the Black-Scholes option valuation model was $1.93, $3.79 and $1.98 per share, respectively.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	11,324,049	$0.44-20.01	$3.31	$37,521	6.94 years
Granted	5,528,000	$2.83-4.24	$3.47	$—
Exercised	(9,999)	$3.40-3.95	$3.58	$25
Forfeited	(275,030)	$4.24-20.01	$13.42	$—

Balance outstanding, December 31, 2014	16,567,020	$0.44-17.79	$3.20	$8,949	7.29 years
Granted	4,961,112	$2.94-9.33	$6.51	$—
Exercised	(269,720)	$2.98-6.28	$4.24	$904
Forfeited	(305,037)	$2.98-9.45	$6.22	$—

Balance outstanding, December 31, 2015	20,953,375	$0.44-9.12	$3.86	$42,438	7.15 years
Granted	7,537,000	$2.93-5.63	$3.99	$—
Exercised	(70,185)	$2.94-4.61	$3.17	$143
Forfeited	(553,019)	$2.98-9.12	$5.98	$—
Balance outstanding, December 31, 2016 (1)	27,867,171	$0.44-9.12	$3.78	$65,618	7.05 years

Exercisable, at December 31, 2016	12,732,928	$0.44-9.12	$3.88	$33,626	6.16 years
__________________________
(1)  Number of options represented above includes 2,159,500 options vesting upon a change of control, granted between November 20, 2009 and June 22, 2010. The fair value at the date of grant was approximately $28.6 million. Because the probability of a change of control transaction is not predictable no stock-based compensation expense associated with these options has been recognized since the grant date.

6. Income Taxes

At December 31, 2016, Synergy has net operating loss carry forwards (“NOLs”) aggregating approximately $520 million, which, if not used, expire beginning in 2018 through 2036. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets will not be realized in the future. Accordingly, a full valuation allowance on the net deferred tax assets has been recorded. Synergy records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

The provisions of FASB ASC Topic 740-10-30-7, Accounting for Income Taxes were adopted by Synergy on January 1, 2007 and had no effect on Synergy’s financial position, cash flows or results of operations upon adoption, as Synergy did not have any unrecognized tax benefits. Synergy’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and none have been incurred to date. Synergy has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2016 and December 31, 2015. Synergy files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service is currently auditing the 2013 and 2015 tax years. So far, there are no changes to the returns. There are no on-going state tax audits but the 2012 through 2015 tax years remain subject to examination by most state authorities.

Synergy periodically files for and receives certain state and local research and development tax credits. As of December 31, 2016 the Company had no outstanding refundable tax credits due.  During the years ended December 31, 2016 Synergy reported $121,000 as other income in the Company’s statement of operations. During the year ended December 31, 2015 Synergy reported no other income in the Company’s statement of operations, and during the year ended December 31, 2014 Synergy reported $83,000 as other income in the Company’s statement of operations.

7. Commitments and Contingencies

Lease agreements

Synergy's corporate offices in New York are leased through March 2022. The total monthly rent on this space is approximately $80,000 on straight line basis, prospectively.

Synergy also maintained a research and development laboratory and several offices in the Pennsylvania Biotechnology Center in Doylestown, Pennsylvania under a lease that expired on January 31, 2017, at a monthly rate of approximately $3,700. Synergy expects to transition this operation during 2017 to other locations or contract research organizations.

In addition, we lease office space for commercial and technical operations in Wayne, Pennsylvania under a lease through November 30, 2017, at a monthly rate of approximately $10,000.

Rent expense was $1,365,000, $909,000 and $651,000 for the years ended December 31, 2016, 2015 and 2014 respectively.

Change in Control and Severance Agreements

The Company has agreements with employees which provide for payouts in the event that the Company consummates a change in control. At December 31, 2016, the amount of compensation for which the Company would be liable as a result of this event is approximately $8,400,000, as set forth in the agreements. These employees are also entitled to full vesting of their outstanding equity awards. As of December 31, 2016 and 2015, no amounts have been accrued.

Contractual obligations and commitments

The following table is a summary of contractual obligations for the periods indicated that existed as of December 31, 2016.

($ in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long term debt obligations (1)	$28,665	$1,755	$26,910	$—	$—
Operating leases	5,896	1,065	3,303	1,528	—
Purchase obligations—principally employment and consulting services(2)	7,285	3,561	3,724	—	—
Purchase obligations—major vendors(3)	138,619	131,381	7,238	—	—

Total obligations	$180,465	$137,762	$41,175	$1,528	$—

_____________________________________________________________________________

(1)	Represents Senior Convertible Notes, including interest. See Note 4 to our Consolidated Financial Statements.

(2)	Represents salary, bonus, and benefits for employment and consulting agreements with remaining terms greater than one year.

(3)
Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders. Generally these purchase orders represents commitments to suppliers with cancellation provisions that allow early termination with notice, penalties and payment of certain non-cancelable vendor commitments.

Litigation

There are currently no pending legal proceedings to which Synergy or any of its subsidiaries is a party, or of which any of its property is the subject, that the Company believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as the Company is aware, no governmental authority is contemplating any such proceeding.

8. Research and Development Expense

The Company records inventory, manufactured for sale of a product candidate, when the product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales. In determining whether or not to record such inventories, the Company evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. Prior to October 1, 2016, all costs associated with batches of inventory and manufactured for sale of our product candidates, were charged to research and development as incurred. Beginning in the fourth quarter of 2016, we began capitalizing inventory costs for TRULANCE in preparation for its planned launch in the U.S.

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Fair value of Synergy common stock	$6.09	$5.67	$3.05
Expected warrant term	1.2 years	2.2 years	0.49-3.9 years
Risk-free interest rate	1.03%	1.18%	0.08%-1.32%
Expected volatility	50%	50%-80%	52%-60%
Dividend yield	—	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2014	Balance of derivative financial instruments liability	858,469	$172

3/31/2015	Change in fair value of warrants during the quarter	—	268
6/30/2015	Change in fair value of warrants during the quarter	—	1,541
6/30/2015	Expiration of warrants	(324,000)	—
9/30/2015	Change in fair value of warrants during the quarter	—	(1,445)
9/30/2015	Exercise of warrants	(30,000)	—
9/30/2015	Expiration of warrants	(2,469)	(3)
12/31/2015	Change in fair value of warrants during the quarter	—	30
12/31/2015	Exercise of warrants	—	—
12/31/2015	Expiration of warrants	(292,000)	(241)
12/31/2015	Balance of derivative financial instruments liability	210,000	322

3/31/2016	Change in fair value of warrants during the 3 months ended March 31, 2016	—	(260)
6/30/2016	Change in fair value of warrants during the 3 months ended June 30, 2016	—	22
9/30/2016	Change in fair value of warrants during the 3 months ended September 30, 2016	—	87
12/31/2016	Change in fair value of warrants during the 3 months ended December 31, 2016	—	45

12/31/2016	Balance of derivative financial instruments liability	210,000	$216

10. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and December 31, 2016:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Derivative liabilities related to Warrants	$—	$—	$322	$322	$—	$—	$(106)	$216

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2016 and December 31, 2015:

($ in thousands)

Description	Balance as of December 31, 2014	(Gain) or loss recognized in earning from Change in Fair Value	Expiration of warrants	Balance as of December 31, 2015	(Gain) or loss recognized in earning from Change in Fair Value	Balance as of December 31, 2016
Derivative liabilities related to Warrants	$172	$394	$(244)	$322	$(106)	$216

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

Furniture and equipment includes laboratory, testing and computer equipment and furniture and fixtures. All are stated at cost, with useful lives ranging from 2 - 5 years, depreciated on a straight line basis. Leasehold improvements are primarily related to Synergy’s corporate headquarters in New York City and are being amortized over the life of the lease. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 were approximately $233,000, $163,000 and $120,000, respectively.

($ in thousands)	December 31, 2016	December 31, 2015
Furniture and equipment	$357	$243
Leasehold improvement	665	674
Less accumulated depreciation and amortization	(429)	(386)
Property and equipment, net	$593	$531

12. Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	21,175	26,611	24,610	17,166
Selling, general and administrative	6,375	10,249	13,872	25,232
Loss from Operations	(27,550)	(36,860)	(38,482)	(42,398)
Other Loss
Interest and investment income/(expense), net	(7,036)	(1,673)	(1,674)	(3,007)
Debt conversion expense	(25,615)	—	—	(14,543)
Tax credits	—	—	—	126
Change in fair value of derivative instruments—warrants	260	(23)	(87)	(45)
Total Other Loss	(32,391)	(1,696)	(1,761)	(17,469)
Net loss	$(59,941)	$(38,556)	$(40,243)	$(59,867)

Weighted Average Common Shares Outstanding—basic and diluted (a)	117,626,669	168,127,144	179,786,580	190,093,786

Net Loss per Common Share—basic and diluted (a)	$(0.51)	$(0.23)	$(0.22)	$(0.31)

_____________________________________________________________________________

(a)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(dollars in thousands, except share and per share data)
Revenues	$—	$—	$—	$—

Costs and expenses:
Research and Development	18,198	19,525	20,424	19,881
General and administrative	4,606	7,394	2,728	7,066
Loss from operations	(22,804)	(26,919)	(23,152)	(26,947)

Other income
Interest and investment income/(expense), net	(4,317)	(5,207)	(4,291)	(3,469)
Change in fair value of derivative instruments—warrants	(268)	(1,542)	1,446	(30)
Total other income/(loss)	(4,585)	(6,749)	(2,845)	(3,499)
Net Loss	$(27,389)	$(33,668)	$(25,997)	$(30,446)

Weighted Average Common Shares Outstanding—basic and diluted (a)	96,683,525	100,343,637	111,328,339	113,678,306

Net Loss per Common Share, basic and diluted (a):	$(0.28)	$(0.34)	$(0.23)	$(0.27)

____________________________________________________________________________

(a)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

13. Subsequent Events

On January 31, 2017, Synergy entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the several underwriters, to issue and sell 20,325,204 shares of common stock of the Company in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-205484) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”).  The public offering price was $6.15 per share of Common Stock.  The Offering closed on February 6, 2017, yielding net proceeds of approximately $121.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, we entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee. We paid an aggregate of approximately $1.6 million to such holders for the consent.

On March 1, 2017, we exchanged approximately $4 million aggregate principal amount of the Notes for approximately 1.5 million shares of our common stock, with a total of approximately 1.3 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of March 1, 2017, approximately $19.5 million of the Notes remain outstanding.