Form 10-Q
period 2017-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2017-05-10
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding was 224,949,941 as of May 10, 2017.

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

We believe that it is important to communicate future expectations to readers. However, there may be events in the future that we are not able to accurately predict or control. Risk factors that may cause such differences between predicted and actual results include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2016 filed on March 1, 2017 and other periodic reports filed with the Securities and Exchange Commission.

These risk factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017 (unaudited)	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$139,262	$82,387
Accounts receivable	6,319	—
Inventories	9,647	5,640
Prepaid expenses and other current assets	8,038	889
Total Current Assets	163,266	88,916
Property and equipment, net	568	593
Security deposits	408	343
Total Assets	$164,242	$89,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,445	$15,584
Accrued expenses	10,203	13,552
Interest payable on senior convertible notes	581	294
Deferred revenues, net	4,260	—
Total Current Liabilities	43,489	29,430
Senior convertible notes, net	16,771	22,665
Derivative financial instruments, at estimated fair value-warrants	94	216
Total Liabilities	60,354	52,311
Commitments and contingencies
Stockholders’ Equity
Preferred stock, Authorized 20,000,000 shares and none outstanding, at March 31, 2017 and December 31, 2016	—	—
Common stock, par value of $.0001, 350,000,000 shares authorized at March 31, 2017 and December 31, 2016. Issued and outstanding 224,944,941 shares and 202,737,860 shares at March 31, 2017 and December 31, 2016, respectively.	23	20
Additional paid-in capital	751,461	620,513
Accumulated deficit	(647,596)	(582,992)
Total Stockholders’ Equity	103,888	37,541
Total Liabilities and Stockholders’ Equity	$164,242	$89,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$98	$—
Cost of goods sold	1,805	—
Gross profit	(1,707)	—

Costs and expenses:
Research and development	19,129	21,175
Selling, general and administrative	41,891	6,375
Loss from operations	(62,727)	(27,550)
Other expenses
Interest and investment expense, net	(790)	(7,036)
Debt conversion expense	(1,209)	(25,615)
Change in fair value of derivative instruments-warrants	122	260
Total other expenses	(1,877)	(32,391)
Net loss	$(64,604)	$(59,941)

Weighted Average Common Shares Outstanding
Basic and Diluted	215,484,670	117,626,669

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.30)	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Equity
Balance, December 31, 2016	202,737,860	$20	$620,513	$(582,992)	$37,541
Notes conversions	1,579,099	1	4,911	—	4,912
Debt conversion expense	212,800	—	1,209	—	1,209
Common stock issued in connection with exercise of stock options	89,978	—	329	—	329
Common stock issued in registered direct offering	20,325,204	2	121,949	—	121,951
Fees related to registered direct offering	—	—	(347)	—	(347)
Stock based compensation expense	—	—	2,897	—	2,897
Net loss for the period	—	—	—	(64,604)	(64,604)
Balance, March 31, 2017	224,944,941	$23	$751,461	$(647,596)	$103,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows From Operating Activities:
Net loss	$(64,604)	$(59,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	38
Amortization of deferred debt costs	608	4,153
Stock-based compensation expense	2,897	1,202
Change in fair value of derivative instruments—warrants	(122)	(260)
Common stock issued for interest on Notes	—	2,445
Debt conversion expense	1,209	25,615
Transaction fees on Note conversions	—	(435)
Changes in operating assets and liabilities:
Accounts receivable	(6,319)	—
Inventories	(4,007)	—
Security deposit	(65)	—
Prepaid expenses and other current assets	(7,149)	(56)
Accounts payable and accrued expenses	9,512	(800)
Deferred revenues, net	4,260	—
Accrued interest expense on senior convertible notes	287	487
Total Adjustments	1,152	32,389
Net Cash used in Operating Activities	(63,452)	(27,552)
Cash Flows From Investing Activities:
Net sales of available-for-sale securities	—	50,097
Additions to property and equipment	(15)	(43)
Net Cash used in (provided by) Investing Activities	(15)	50,054
Cash Flows From Financing Activities:
Proceeds of sale of common stock	121,951	—
Payment for deferred financing costs	(1,591)	—
Fees and expenses — sale of common stock	(347)	—
Proceeds from exercise of stock options	329	—
Net Cash provided by Financing Activities	120,342	—
Net increase in cash and cash equivalents	56,875	22,502
Cash and cash equivalents at beginning of period	82,387	61,653
Cash and cash equivalents at end of period	$139,262	$84,155
Supplementary disclosure of cash flow information:
Cash paid for taxes	$44	$45
Supplementary disclosure of non-cash investing and financing activities:
Conversion of senior convertible notes to Synergy Common Stock	$4,912	$82,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview

Synergy Pharmaceuticals Inc. ("the Company" or "Synergy") is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. The Company pioneered the discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. Synergy discovered, is developing, and controls 100% worldwide rights to its proprietary uroguanylin based GI platform.

Net cash used in operating activities was approximately $63.5 million for the three months ended March 31, 2017. As of March 31, 2017, Synergy had approximately $139.3 million of cash and cash equivalents. During the three months ended March 31, 2017, Synergy incurred losses from operations of approximately $62.7 million. As of March 31, 2017, Synergy had working capital of approximately $119.8 million.

Recent Developments

On January 31, 2017, Synergy entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the several underwriters, to issue and sell 20,325,204 shares of common stock of the Company in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-205484) and a related prospectus supplement filed with the Securities and Exchange Commission (the “Offering”). The public offering price was $6.15 per share of Common Stock. The Offering closed on February 6, 2017, yielding net proceeds of approximately $121.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, Synergy entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee and paid an aggregate of approximately $1.6 million to such holders for the consent. These fees associated with the debt modification were accounted for under Accounting Standards Codification ("ASC") 470-50 and amortized using the effective interest method over the remaining term of the debt.

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of our common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of March 31, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017.

2. Basis of Presentation, Accounting Policies and Going Concern

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries:  (1) Synergy Advanced Pharmaceuticals, Inc., and (2) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. All intercompany balances and transactions have been eliminated.

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
Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. Synergy's independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to the Company's recurring and continuing losses from operations and expressing substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of and for the period ended March 31, 2017 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables primarily related to amounts due from 3rd party customers for the sale of TRULANCE. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of March 31, 2017.

Inventories

Inventories primarily consist of raw materials and are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out basis. Synergy capitalizes inventories manufactured in preparation for initiating sales of a product candidate when the related product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. In determining whether or not to capitalize such inventories, Synergy evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. In addition, Synergy evaluates risks associated with manufacturing the product candidate and the remaining shelf life of the inventories.

Costs associated with developmental products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred. There is a risk inherent in these judgments and any changes in these judgments may have a material impact on our financial results in future periods.

In July 2015, the FASB issued an accounting standard update (ASU No. 2015-11) intended to simplify the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, etc.  The Company adopted this standard as of January 1, 2017, which had no impact on our consolidated financial statements.

Revenue recognition

Synergy recognizes net product revenue from sales of TRULANCE in accordance with Accounting Standards Codification ASC 605, Revenue Recognition which considers the following two factors, (a) Being realized or realizable. Revenue and gains generally are not recognized until realized or realizable, namely when products (goods or services), merchandise, or other assets are exchanged for cash or claims to cash. These revenue and gains are realizable when related assets received or held are readily convertible to known amounts of cash or claims to cash and (b) revenues should be recognized only once they have been earned. An entity's revenue-earning activities involve delivering or producing goods, rendering services, or other activities that constitute its ongoing major or central operations, and revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. Therefore, for gains that commonly result from transactions and other events that involve no earning process, and for recognizing gains, being earned is generally less significant than being realized or realizable.

The first units of TRULANCE were shipped to distributors in March 2017. Due to the early stage of the product launch, Synergy is not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, Synergy deferred revenue recognition until TRULANCE prescriptions are dispensed to patients, based on third party prescription sales IMS data.  Synergy's estimates used to determine certain gross-to-net (GTN) sales adjustments rely on third party data, and certain third party information is itself an estimate. Synergy will continue to evaluate historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to the distributor.

Synergy's net product revenues and related net deferred revenues for TRULANCE therefore represent total revenues less estimated customer credits, including returns, rebates, and other discounts. These allowances are recorded for consideration given by a commercial or government payor to a patient, or by Synergy to a distributor, and presumed to be a reduction of the selling price of our product and, therefore, characterized as a reduction of revenue or deferred revenue.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing the Company’s inventory production plan and insuring that product quality satisfies FDA requirements.  Costs incurred by the technical operations organization are recorded as expense in the period in which they are incurred. Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval. (See Inventories in Footnote 2 "Basis of Presentation, Accounting Policies and Going Concern").

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a comprehensive new revenue recognition standard ASC 606 Revenue From Contracts With Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method)

The Company is in the initial stages of its evaluation as to the impact of the new revenue recognition standard on its accounting policies, processes, and system requirements as Synergy began the commercial launch of its product during the first quarter of 2017. Furthermore, Synergy has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While Synergy continues to assess the potential impacts of the new standard, Synergy does not know or cannot reasonably estimate the impact of the new standard on our financial statements at this time.

In March 2016, FASB issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this ASU during the fourth quarter of 2016 and due to losses, the excess tax benefits will not affect expense since these amounts have not, and will not be applicable. The Company is also continuing its policy to estimate the forfeiture rate after adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures except upon initial adoption.

4. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of March 31, 2017 and December 31, 2016, the amount of cash and cash equivalents was $139.3 million and $82.4 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

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

Initial purchaser's discounts and offering expenses associated with the sale of the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method.  The remaining deferred debt costs have been presented as a reduction of the Notes in accordance with the newly adopted ASU No. 2015-3 “Simplifying the Presentation of Debt Issuance Costs”.

On March 18, 2016 Synergy entered into an agreement (the "Exchange") for the exchange of $79.8 million in aggregate principal amount of the Notes, representing approximately 50% of the outstanding aggregate principal amount of Notes, for 35.3 million shares of Synergy's common stock, with a total of 25.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The Company recognized a debt conversion expense of approximately $25.6 million representing 9.6 million shares for the quarter ended March 31,2016.

In November 2016 Synergy exchanged $55.7 million in aggregate principal amount of the Notes, representing approximately 70% of the outstanding aggregate principal amount of Notes, for 20.5 million shares of Synergy's common stock, with a total of 17.9 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The Company recognized a debt conversion expense of approximately $14.5 million representing 2.6 million shares for the quarter ended December 31, 2016.

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, Synergy entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee and paid an aggregate of approximately $1.6 million to such holders for the consent. These fees associated with the debt modification were accounted for under Accounting Standards Codification ("ASC") 470-50 and amortized using the effective interest method over the remaining term of the debt.

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of March 31, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of approximately $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below ($ in thousands):

	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance December 31, 2015	159,011	7,770	151,241
Less: amortization three months ended March 31, 2016 (1)		(4,153)	4,153
Conversions	(79,829)	—	(79,829)
Balance, March 31, 2016	79,182	3,617	75,565
Less: amortization three months ended June 30, 2016		(253)	253
Balance, June 30, 2016	79,182	3,364	75,818
Less: amortization three months ended September 30, 2016		(252)	252
Balance, September 30, 2016	79,182	3,112	76,070
Less: amortization three months ended December 31, 2016 (1)		(2,263)	2,263
Conversions	(55,668)	—	(55,668)
Balance, December 31, 2016	23,514	849	22,665
Deferred financing cost related to debt modification on February 28, 2017		1,591	(1,591)
Less: amortization three months ended March 31, 2017 (1)		(608)	608
Conversions	(4,911)	—	(4,911)
Balance, March 31, 2017	$18,603	$1,832	$16,771
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

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
($ in thousands)	2017	2016
Included in research and development	$1,873	$810
Included in general and administrative	1,024	392
Total stock-based compensation expense	$2,897	$1,202

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2017, net of expected forfeitures, was approximately $16.4 million to be recognized over a weighted-average remaining vesting period of approximately 2.16 years. This unrecognized compensation cost does not include amounts related to 2,159,500 shares of common stock underlying stock options which vest and will be measured upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk-free interest rate	1.96%-2.26%	1.47%-1.74%
Dividend yield	—	—
Expected volatility	50%	60%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016 (1)	27,867,171	$0.44-9.12	$3.78	$65,618	7.1 years
Granted	843,500	$4.57-6.77	6.06	—
Exercised (2)	(89,978)	$1.90-5.34	1.90	203,957
Forfeited	(836,145)	$2.83-7.91	4.50	—
Balance outstanding, March 31, 2017 (1)	27,784,548	$0.44-9.12	$3.91	$31,558	6.9 years

Exercisable, at March 31, 2017	13,913,788	$0.44-9.12	$3.70	$17,227	5.7 years
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

(2)	The Company received proceeds of approximately $0.3 million from the exercise of stock options during the three months ended March 31, 2017.

7. Stockholders’ Equity

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

From January 1, 2016 through December 31, 2016 warrants to purchase 2,430,657 shares of common stock were exercised, yielding proceeds to the company of $11.3 million.

On January 31, 2017, Synergy entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of several underwriters, to issue and sell 20,325,204 shares of common stock of the Company in an underwritten public offering pursuant to a Registration Statement on Form S-3 (File No. 333-205484) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission (the “Offering”). The public offering price was
$6.15 per share of Common Stock. The Offering closed on February 6, 2017, yielding net proceeds of approximately $121.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of approximately $1.0 million as of March 31, 2017 and $0.5 million as of December 31, 2016, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

The Company recorded inventory, manufactured for sale of a product candidate, when the product candidate was considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales. In determining whether or not to record such inventories, the Company evaluated, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. Prior to October 1, 2016, all costs associated with batches of inventory and manufactured for sale of our product candidates, were charged to research and development as incurred. Beginning in the fourth quarter of 2016, Synergy began capitalizing inventory costs for TRULANCE in preparation for its planned launch in the U.S. The Company will record inventory, manufactured for sale of a product candidate, when the product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales. In determining whether or not to record such inventories, the Company evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Fair value of Synergy common stock	$4.66	$2.76
Expected warrant term	0.9 years	1.9 years
Risk-free interest rate	0.68%	0.80%
Expected volatility	50%	60%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2016	Balance of derivative financial instruments liability	210,000	$216
3/31/2017	Change in fair value of warrants during the three months ended March 31, 2017		(122)
3/31/2017	Balance of derivative financial instruments liability	210,000	$94

10. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

The value of Senior Convertible Notes is stated at its carrying value at March 31, 2017. The Company believes it could obtain borrowings at March 31, 2017 at comparable interest rates as the November 2014 Notes, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and March 31, 2017:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
Derivative liabilities related to Warrants	$—	$—	$216	$216	$—	$—	$94	$94

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the Three months ended March 31, 2017:

($ in thousands)

Description	Balance as of December 31, 2016	(Gain) or loss recognized in earning from Change in Fair Value	Expiration of warrants	Balance as of March 31, 2017
Derivative liabilities related to Warrants	$216	$(122)	$—	$94

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
The following table sets forth potential common shares issuable upon the exercise of outstanding options, the exercise of warrants, and the conversion of the Senior Convertible Notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive, including the impact on dilutive net loss per share of in-the-money warrants as per ASC 260-10-45-35 through ASC 260-10-45-37:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stock Options	27,784,548	21,227,948
Warrants	919,690	4,726,823
Senior Convertible Notes	5,981,672	25,460,450
Total shares issuable upon exercise or conversion	34,685,910	51,415,221

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

Business Overview
We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. We discovered, are developing and control 100% worldwide rights to our proprietary uroguanylin based GI platform, which includes one commercial product, TRULANCE (plecanatide), and a second product candidate, dolcanatide.
TRULANCE (plecanatide)
Our first and only commercial product, TRULANCE™, is approved and marketed in the United States (U.S.), under the trademark name TRULANCE™, as a once-daily treatment for adults with chronic idiopathic constipation, or CIC. In clinical trials, TRULANCE helped improve stool consistency and provide more regular bowel movements. TRULANCE is the only prescription medication for CIC that can be taken once-daily, with or without food, at any time of the day. In addition, we are developing TRULANCE for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). We submitted a supplement NDA (sNDA) on March 24, 2017 and expect a 10-month review period.
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
Dolcanatide (SP-333)
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
In November 2014, we reported successful proof-of-concept with dolcanatide in a double-blind, placebo-controlled phase 2 trial in 289 patients with opioid induced constipation ("OIC"), demonstrating the utility of our uroguanylin based GI platform in OIC. We are considering OIC as a potential life cycle growth opportunity for TRULANCE.

Recent Developments

TRULANCE™ (plecanatide) CIC Update

•
In January 2017, the United States Food and Drug Administration (FDA) approved TRULANCE for the treatment of adults with CIC. TRULANCE can help improve stool consistency and provide more regular bowel movements. TRULANCE is the only prescription medication for CIC that can be taken once-daily, with or without food, at any time of the day. In addition, TRULANCE is the only prescription medication for CIC available in a unique calendar pack that is patient preferred versus a traditional pill bottle.

TRULANCE IBS-C Development Update

•
In March 2017, we submitted a sNDA for TRULANCE for the treatment of adults with IBS-C. We expect a 10-month review period from the submission date of March 24, 2017. The application is based on data from two of the largest Phase 3 IBS-C clinical trials to date, which evaluated more than 2,100 patients. In both 12-week studies, TRULANCE met the primary endpoint and showed statistical significance in the percentage of patients who were Overall Responders compared to placebo. The FDA has defined an Overall Responder as a patient who achieves ≥ 30% reduction in worst abdominal pain and an increase of ≥ 1 complete spontaneous bowel movement (CSBM) from baseline, in the same week, for at least 50% of the 12 treatment weeks.

TRULANCE IP Update

•
On April 12, 2017, we announced that the United States Patent and Trademark Office (USPTO) has issued three new patents covering TRULANCE. The first patent relates to the method for manufacturing TRULANCE and will expire March 1, 2032. The two other patents relate to formulations and methods of using TRULANCE for treating chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C) at 3mg or 6 mg dose; both of these patents will expire September 15, 2031.

TRULANCE Commercial Launch Update
Driving Awareness of TRULANCE and Stimulating Trial and Adoption

•	Our sales force of approximately 250 is fully deployed across the U.S. and now educating approximately 27,000 high prescribers about TRULANCE.

•
The targeted prescriber base includes gastroenterologists, primary care physicians, nurse practitioners and physician assistants that currently account for approximately 70% of the total branded prescriptions, according to QuintilesIMS.

•	To date, our sales force has reached over 80% of the prescribers in the top three deciles.

•	According to QuintilesIMS analog research, we are exceeding expectations in terms of penetration and adoption curves with top decile prescribers after one month of launch.

•	Since launch, approximately 50% of TRULANCE prescriptions are coming from other branded prescription products and 50% are new patients.

•	Over 300,000 7-day sample packs of TRULANCE have been distributed to the field force, to-date.

•
Initiated peer-to-peer educational programs with approximately 140 gastroenterologists now educating local gastroenterologists, primary care physicians and other health care professionals on patient, disease and product-specific information to enable appropriate use of TRULANCE.

•	Launched a comprehensive print and digital media plan to drive awareness of TRULANCE and stimulate trial and adoption among target prescribers.

•	Presented new TRULANCE data and insights from the BURDEN-CIC study at DDW 2017.

•
Presented six abstracts, including one late-breaker oral presentation highlighting TRULANCE data from the two Phase 3 IBS-C trials. Two of the abstracts were recognized by the American Gastroenterology Association (AGA) as Posters of Distinction.

•
Presented new insights from the BURDEN-CIC study that examined patient and physician perceptions and experiences with CIC. The results highlight the condition’s impact and show the need for additional CIC treatment options.

Ensuring Market Access

•	To-date, approximately 60% of adult CIC patients with commercial insurance have unrestricted access to TRULANCE.

•	The TRULANCE “Savings-to-Go” program helps to ensure an average copay of $25 per prescription for over 95% of patients with commercial insurance.

•	The TRULANCE Access Support Services Program provides healthcare providers and patients additional assistance for certain managed care plans that require prior authorizations.

•	Medicare Part D and Medicaid discussions are ongoing and progressing well.
Activating and Supporting the Rx Ready Patient

•	Launched consumer media campaigns to support the product launch and drive awareness of the TRULANCE brand and the current unmet needs of patients with CIC.

•	TRULANCE Branded Campaign:

•	Point-of-care promotion: targeting ~20,000 offices.

•	Web sponsorships and display advertisements generated over 36 million impressions, to-date.

•	Search engine marketing initiatives generated over 65,000 clicks, to-date.

•	Over 100,000 visits to the Trulance.com consumer site, to-date.

•	“Confront Constipation” Campaign:

•	Disease awareness initiative designed to increase the understanding and improve the dialogue between patients, prescribers, and other health care providers on managing CIC.

•	Campaign has generated 28 original media placements and over 300 million media impressions, to-date.

•	Over 60,000 downloads of the Poop Troop emoji keyboard, to-date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

We had net sales of $0.1 million during the three months ended March 31, 2017 and no revenues during the three corresponding months in 2016.

Cost of goods sold (“COGS”) for the quarter-ended March 31, 2017 totaled $1.8 million, which includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing on our inventory production plan and insuring that product quality satisfies FDA requirements.  Costs incurred by our technical operations organization are recorded as expense in the period in which they are incurred. As such, technical operations overhead represent the vast majority of COGS in our Statement of Operations for the three months ended March 31, 2017.

Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Research and development expenses for the three months ended March 31, 2017 (“Current Year Quarter”) decreased approximately $2.1 million or 9.9%, to approximately $19.1 million from approximately $21.2 million for the three months ended March 31, 2016 (“Prior Year Quarter”). This decrease in research and development expenses was due primarily to lower spending on CIC clinical studies and dolcanatide.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended March 31, 2017 and 2016. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Three Months Ended March 31,
	2017	2016
TRULANCE	$14,909	$18,200
Dolcanatide	246	472
Total direct costs	15,155	18,672
Total indirect costs	3,974	2,503
Total Research and Development	$19,129	$21,175

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $4.0 million in the Current Year Quarter, as compared to approximately $2.5 million during the Prior Year Quarter representing an increase of approximately $1.5 million which was primarily due to severance accruals for terminated employees and higher stock based compensation.

Selling, general and administrative expenses increased approximately $35.5 million or 554.7%, to $41.9 million for the Current Year Quarter from approximately $6.4 million for the Prior Year Quarter. These increased expenses primarily reflect the cost of building a Commercial Organization as part of our product launch of TRULANCE in the Current Year Quarter. These costs include commercial preparedness and planning expenses including an approximately $26.6 million increase in marketing and sales expenses, a $2.2 million increase in consulting expenses, a $3.7 million increase in employee compensation and benefits costs, and a $0.6 million increase in stock compensation expense.

Net loss for the Current Year Quarter was $64.6 million as compared to a net loss of a $59.9 million for the Prior Year Quarter. This increase in our net loss of $4.7 million or 7.8% was a result of the operating items discussed above partially offset by approximately a $24.4 million decrease in debt conversion expense and approximately a $3.5 million decrease in amortization of deferred financing costs, both related to the conversion of $25.6 million of our convertible debt in the Prior Year Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $63.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had approximately $139.3 million of cash and cash equivalents. During the three months ended March 31, 2017, we incurred losses from operations of $62.7 million. As of March 31, 2017, we had working capital of approximately $119.8 million, as compared to approximately $59.5 million at December 31, 2016

Notwithstanding the Company's recent equity financing, we will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.
Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate profits. Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of March 31, 2017 do not include any adjustments that might result from the resolution of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize net product revenue from sales of TRULANCE in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition which considers the following two factors, (a) Being realized or realizable. Revenue and gains generally are not recognized until realized or realizable, namely when products (goods or services), merchandise, or other assets are exchanged for cash or claims to cash. These revenue and gains are realizable when related assets received or held are readily convertible to known amounts of cash or claims to cash and (b) revenues should be recognized only once they have been earned. An entity's revenue-earning activities involve delivering or producing goods, rendering services, or other activities that constitute its ongoing major or central operations, and revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. Therefore, for gains that commonly result from transactions and other events that involve no earning process, and for recognizing gains, being earned is generally less significant than being realized or realizable.

The first units of TRULANCE were shipped to distributors in March 2017. Due to the early stage of the product launch, we are not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, we deferred revenue recognition until TRULANCE prescriptions are dispensed to patients, based on third party prescription sales IMS data.  Our estimates used to determine certain gross-to-net (GTN) sales adjustments rely on third party data, and certain third party information is itself an estimate. We will continue to evaluate historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to the distributor.

Our net product revenues and related net deferred revenues for TRULANCE therefore represent total revenues less estimated customer credits, including returns, rebates, and other discounts. These allowances are recorded for consideration given by a commercial or government payor to a patient, or by us to a distributor, and presumed to be a reduction of the selling price of our product and, therefore, characterized as a reduction of revenue and net deferred revenue.

Cost of Goods Sold

COGS includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing our inventory production plan and insuring that product quality satisfies FDA requirements.  Costs incurred by the technical operations organization are recorded as expense in the period in which they are incurred. Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2016, filed with the SEC on March 1, 2017. There have been no other changes to our critical accounting policies since December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts and securities held in money market mutual funds. As of March 31, 2017, we held $139.3 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of the Federally insured limit. We believe our cash and cash equivalents do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2017.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

ITEM 1a.               RISK FACTORS

There have been no material changes in our risk factors since the filing on March 1, 2017 of our Form 10-K for the year ended December 31, 2016.

ITEM 2.    PROPERTIES

There have been no material changes in our properties since the filing on March 1, 2017 of our Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Executive Employment Agreement dated April 17, 2017 by and between Synergy Pharmaceuticals Inc. and Gary Gemignani (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 17,2017).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 3, 2017, filed on May 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date: May 10, 2017	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date: May 10, 2017	By:	/s/ GARY G. GEMIGNANI
Gary G. Gemignani
Executive Vice President, Chief Financial Officer

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

Date: May 10, 2017	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Gary G. Gemignani, certify that:

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

Date: May 10, 2017	/s/ GARY G. GEMIGNANI
Gary G. Gemignani
Executive Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Chief Executive Officer of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended March 31, 2017 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date: May 10, 2017	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT, FINANCE
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Senior Vice President, Finance of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended March 31, 2017 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date: May 10, 2017	/s/ GARY G. GEMIGNANI
Gary G. Gemignani
Executive Vice President, Chief Financial Officer