Form 10-Q
period 2017-06-30
SYNERGY PHARMACEUTICALS, INC.
filed 2017-08-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding was 224,954,941 as of August 9, 2017.

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$81,960	$82,387
Accounts receivable	1,782	—
Inventories	11,853	5,640
Prepaid expenses and other current assets	8,368	889
Total Current Assets	103,963	88,916
Property and equipment, net	529	593
Security deposits	407	343
Total Assets	$104,899	$89,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$30,460	$15,584
Accrued expenses	12,390	13,552
Interest payable on senior convertible notes	233	294
Deferred revenues, net	1,498	—
Total Current Liabilities	44,581	29,430
Senior convertible notes, net	16,948	22,665
Derivative financial instruments, at estimated fair value-warrants	55	216
Total Liabilities	61,584	52,311
Commitments and contingencies
Stockholders’ Equity
Preferred stock, authorized 20,000,000 shares and none outstanding, at June 30, 2017 and December 31, 2016	—	—
Common stock, par value of $.0001, 400,000,000 shares authorized at June 30, 2017 and 350,000,000 shares authorized at December 31, 2016. Issued and outstanding 224,954,941 shares and 202,737,860 shares at June 30, 2017 and December 31, 2016, respectively.	23	20
Additional paid-in capital	764,777	620,513
Accumulated deficit	(721,485)	(582,992)
Total Stockholders’ Equity	43,315	37,541
Total Liabilities and Stockholders’ Equity	$104,899	$89,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,314	$—	$2,412	$—
Cost of goods sold	2,890	—	4,695	—
Gross profit	(576)	—	(2,283)	—

Costs and expenses:
Research and development	22,314	26,611	41,443	47,786
Selling, general and administrative	50,693	10,249	92,584	16,624
Loss from operations	(73,583)	(36,860)	(136,310)	(64,410)
Other expenses
Interest and investment expense, net	(345)	(1,673)	(1,135)	(8,709)
Debt conversion expense	—	—	(1,209)	(25,615)
Change in fair value of derivative instruments-warrants	39	(23)	161	237
Total other expenses	(306)	(1,696)	(2,183)	(34,087)
Net loss	$(73,889)	$(38,556)	$(138,493)	$(98,497)

Weighted Average Common Shares Outstanding
Basic and Diluted	224,948,622	168,127,144	220,269,223	143,017,970

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.33)	$(0.23)	$(0.63)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Equity
Balance, December 31, 2016	202,737,860	$20	$620,513	$(582,992)	$37,541
Notes conversions	1,579,099	1	4,911	—	4,912
Debt conversion expense	212,800	—	1,209	—	1,209
Common stock issued in connection with exercise of stock options	99,978	—	347	—	347
Common stock issued in registered direct offering	20,325,204	2	121,949	—	121,951
Fees and expenses — sale of common stock	—	—	(347)	—	(347)
Stock based compensation expense	—	—	16,195	—	16,195
Net loss for the period	—	—	—	(138,493)	(138,493)
Balance, June 30, 2017	224,954,941	$23	$764,777	$(721,485)	$43,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(138,493)	$(98,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	79
Amortization of deferred debt costs	785	4,406
Stock-based compensation expense	16,195	3,909
Change in fair value of derivative instruments—warrants	(161)	(237)
Common stock issued for interest on Notes		2,445
Debt conversion expense	1,209	25,615
Transaction fees on Note conversions	—	(434)
Changes in operating assets and liabilities:
Accounts receivable	(1,782)	—
Inventories	(6,213)	—
Security deposit	(64)	—
Prepaid expenses and other current assets	(7,479)	(961)
Accounts payable and accrued expenses	13,714	4,546
Deferred revenues, net	1,498	—
Accrued interest expense on senior convertible notes	(61)	(998)
Total Adjustments	17,721	38,370
Net Cash used in Operating Activities	(120,772)	(60,127)
Cash Flows From Investing Activities:
Net sales of available-for-sale securities	—	50,097
Additions to property and equipment	(15)	(272)
Net Cash (used in) provided by Investing Activities	(15)	49,825
Cash Flows From Financing Activities:
Proceeds of sale of common stock	121,951	89,845
Payment for deferred financing costs	(1,591)	—
Fees and expenses — sale of common stock	(347)	—
Proceeds from exercise of stock options	347	23
Net Cash provided by Financing Activities	120,360	89,868
Net (decrease) increase in cash and cash equivalents	(427)	79,566
Cash and cash equivalents at beginning of period	82,387	61,653
Cash and cash equivalents at end of period	$81,960	$141,219
Supplementary disclosure of cash flow information:
Cash paid for interest on senior convertible notes	$698	$2,969
Cash paid for taxes	$44	$45
Supplementary disclosure of non-cash investing and financing activities:
Conversion of senior convertible notes to Synergy Common Stock	$4,912	$82,274

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

Net cash used in operating activities was approximately $120.8 million for the six months ended June 30, 2017. As of June 30, 2017, Synergy had approximately $82.0 million of cash and cash equivalents. During the six months ended June 30, 2017, Synergy incurred losses from operations of approximately $138.5 million. As of June 30, 2017, Synergy had working capital of approximately $59.4 million.

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

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, Synergy entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee and paid an aggregate of approximately $1.6 million to such holders for the consent. These fees associated with the debt modification were accounted for under Accounting Standards Codification ("ASC") 470-50 and are amortized using the effective interest method over the remaining term of the debt.

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of our common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of June 30, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of $1.2 million representing 0.2 million shares during the quarter ended March 31, 2017.

2. Basis of Presentation, Accounting Policies and Going Concern

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiaries: (1) Synergy Advanced Pharmaceuticals, Inc., and (2) IgX, Ltd (Ireland—inactive). These unaudited condensed consolidated financial statements have been prepared following the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting, which permit reduced disclosures for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. All intercompany balances and transactions have been eliminated.

Notwithstanding the Company's recent equity financing, Synergy will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Synergy raises additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize on unfavorable terms.
Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. Synergy's independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to the Company's recurring and continuing losses from operations and expressing substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of and for the period ended June 30, 2017 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables primarily related to amounts due from 3rd party customers for the sale of TRULANCE. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of June 30, 2017.

Inventories

Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out basis. Synergy capitalizes inventories manufactured in preparation for initiating sales of a product candidate when the related product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. In determining whether or not to capitalize such inventories, Synergy evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. In addition, Synergy evaluates risks associated with manufacturing the product candidate and the remaining shelf life of the inventories.

Costs associated with developmental products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred. There is a risk inherent in these judgments and any changes in these judgments may have a material impact on Synergy's financial results in future periods.

In July 2015, the FASB issued an accounting standard update (ASU No. 2015-11) intended to simplify the measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, etc.  The Company adopted this standard as of January 1, 2017, which had no impact on the consolidated financial statements.

Revenue recognition

Synergy recognizes revenue from sales of TRULANCE when the earnings process is complete, which under Accounting Standards Codification ASC 605, Revenue Recognition is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Until Synergy has the ability to reliably estimate returns of TRULANCE from its customers, revenue will be recognized based on patient prescriptions, and not based on sales to distributors. Product sales that that are not yet patient prescriptions are classified as Deferred revenues, net. Product sales are recorded net of all sales related deductions including, but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. The Company estimates these sales deductions based on contractual terms, historical payment experience, third party data, estimated utilization or redemption rates, government regulations, and customer inventory levels. Accruals for trade discounts, fee for service agreements and chargebacks are reflected as a direct reduction of accounts receivable and accruals for commercial and government rebates and customer loyalty programs are reflected as accrued expenses.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing the Company’s inventory production plan and ensuring that product quality satisfies FDA requirements.  Costs incurred by the technical operations organization are recorded as expense in the period in which they are incurred. Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval. (See Inventories in Footnote 2 "Basis of Presentation, Accounting Policies and Going Concern").

Prior Period Adjustments

The three months ended June 30, 2017, includes an adjustment of $1.0 million related to the prior period. Had the adjustment been made during the prior period, Research and development expenses would have been $3.1 million higher and Selling, general and administrative expenses would have been $4.1 million lower during the three months ended March 31, 2017. The cumulative impact of these adjustments were not considered to be material to the Company’s condensed consolidated financial statements for the three months ended March 31 2017 and there is no impact to the Company’s condensed consolidated financial statements for the six months ended June 30, 2017.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a comprehensive new revenue recognition standard ASC 606 Revenue From Contracts With Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method)

The Company is in the initial stages of its evaluation as to the impact of the new revenue recognition standard on its accounting policies, processes, and system requirements as Synergy launched its first and only commercial product during the first quarter of 2017. Furthermore, Synergy has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While Synergy continues to assess the potential impacts of the new standard, Synergy does not know or cannot reasonably estimate the impact of the new standard on our financial statements at this time.

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

4. Cash, Cash Equivalents and Available-for-sale Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of June 30, 2017 and December 31, 2016, the amount of cash and cash equivalents was $82.0 million and $82.4 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

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

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of June 30, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of approximately $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below ($ in thousands):

	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance December 31, 2015	$159,011	$7,770	$151,241
Less: amortization three months ended March 31, 2016 (1)		(4,153)	4,153
Conversions	(79,829)	—	(79,829)
Balance, March 31, 2016	79,182	3,617	75,565
Less: amortization three months ended June 30, 2016		(253)	253
Balance, June 30, 2016	79,182	3,364	75,818
Less: amortization three months ended September 30, 2016		(252)	252
Balance, September 30, 2016	79,182	3,112	76,070
Less: amortization three months ended December 31, 2016 (1)		(2,263)	2,263
Conversions	(55,668)	—	(55,668)
Balance, December 31, 2016	23,514	849	22,665
Deferred financing cost related to debt modification on February 28, 2017		1,591	(1,591)
Less: amortization three months ended March 31, 2017 (1)		(608)	608
Conversions	(4,911)	—	(4,911)
Balance, March 31, 2017	18,603	1,832	16,771
Less: amortization of deferred financing cost for the three months ended June 30, 2017 (1)		(59)	59
Less: amortization of debt modification cost for the three months ended June 30, 2017 (1)		(118)	118
Balance, June 30, 2017	$18,603	$1,655	$16,948
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

The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either; a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Synergy adopted the 2008 Equity Compensation Incentive Plan (the “2008 Plan”) during the quarter ended September 30, 2008. Stock options granted under the 2008 Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. On June 8, 2015, Synergy amended its 2008 Plan and increased the number of shares of its common stock reserved for issuance under the Plan from 15,000,000 to 30,000,000.

Synergy adopted the 2017 Equity Incentive Plan (the “2017 Plan”) during the quarter ended June 30, 2017.  The number of shares of its common stock reserved for issuance under the 2017 Plan is 9,000,000 and no grants have been awarded as of June 30, 2017.

In June 2017, the Company modified 2,159,500 stock options, which were previously granted as change of control options, to become immediately vested. The Company recorded a charge of $6.8 million during the three months ended June 30, 2017. There are no outstanding change of control options as of June 30, 2017.

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Included in research and development	$(80)	$784	1,793	1,594
Included in selling, general and administrative	13,378	1,923	14,402	2,315
Total stock-based compensation expense	$13,298	$2,707	$16,195	$3,909

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2017, net of expected forfeitures, was approximately $17.7 million to be recognized over a weighted-average remaining vesting period of approximately 1.39 years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	1.85%-2.24%	1.22%-1.49%
Dividend yield	—	—
Expected volatility	66%-73%	50%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	27,867,171	$0.44-9.12	$3.78	$65,618	7.1 years
Granted	2,055,500	$3.63-6.77	4.98	—
Exercised (1)	(99,978)	$0.50-5.34	3.47	226,757
Forfeited	(940,625)	$2.83-7.91	4.52	—
Balance outstanding, June 30, 2017	28,882,068	$0.44-9.12	$3.90	$27,677	6.8 years

Exercisable, at June 30, 2017 (2)	19,238,509	$0.44-9.12	$3.49	$23,650	5.7 years
__________________________

(1)	The Company received proceeds of approximately $0.3 million from the exercise of stock options during the three months ended June 30, 2017.

(2)	Includes 2,159,500 change of control stock options that were immediately vested during June 2017.

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

8. Research and Development Expense

Research and development costs include expenditures in connection with the Company's research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded no prepaid research and development costs as of June 30, 2017 and approximately $0.5 million as of December 31, 2016, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

The Company recorded inventory, manufactured for sale of a product candidate, when the product candidate was considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales. In determining whether or not to record such inventories, the Company evaluated, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales. Prior to October 1, 2016, all costs associated with batches of inventory, manufactured for sale, were charged to research and development as incurred. Beginning in the fourth quarter of 2016, Synergy began capitalizing inventory costs for TRULANCE in preparation for its planned launch in the U.S. The Company will record inventory, manufactured for sale of a product candidate, when the product candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales. In determining whether or not to record such inventories, the Company evaluates, among other factors, information regarding the product candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales.

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

	June 30, 2017	June 30, 2016
Fair value of Synergy common stock	$4.45	$3.80
Expected warrant term	0.7 years	1.7 years
Risk-free interest rate	1.14%	0.52%
Expected volatility	50%	50%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2016	Balance of derivative financial instruments liability	210,000	$216
3/31/2017	Change in fair value of warrants during the three months ended March 31, 2017		(122)
6/30/2017	Change in fair value of warrants during the three months ended June 30, 2016		(39)
6/30/2017	Balance of derivative financial instruments liability	210,000	$55

10. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

The value of Senior Convertible Notes is stated at its carrying value at June 30, 2017. The Company believes it could obtain borrowings at June 30, 2017 with comparable terms as the November 2014 Notes, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and June 30, 2017:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Derivative liabilities related to Warrants	$—	$—	$216	$216	$—	$—	$55	$55

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2017:

($ in thousands)

Description	Balance as of December 31, 2016	(Gain) or loss recognized in earnings from Change in Fair Value	Expiration of warrants	Balance as of June 30, 2017
Derivative liabilities related to Warrants	$216	$(161)	$—	$55

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

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stock Options	28,882,068	26,355,948
Warrants	869,688	4,726,823
Senior Convertible Notes	5,981,672	25,460,450
Total shares issuable upon exercise or conversion	35,733,428	56,543,221

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
TRULANCE (plecanatide)
Our first and only commercial product, TRULANCE™, is approved and marketed in the United States (U.S.), under the trademark name TRULANCE™, as a once-daily treatment for adults with chronic idiopathic constipation, or CIC. In clinical trials, TRULANCE helped improve stool consistency and provide more regular bowel movements. TRULANCE is the only prescription medication for CIC that can be taken once-daily, with or without food, at any time of the day. In addition, TRULANCE is the only prescription medication for CIC available in a unique calendar pack that is patient preferred versus a traditional pill bottle. We are also developing TRULANCE for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). The FDA has accepted for review our supplemental new drug application (sNDA) for IBS-C and the Prescription Drug User Fee Act (PDUFA) date is January 24, 2018.
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

Recent Developments

TRULANCE (plecanatide) Commercial Launch Update
Driving Awareness of TRULANCE and Stimulating Trial and Adoption

•
Since our launch of TRULANCE on March 20, 2017, our commercial team continues to introduce TRULANCE to more than 27,000 gastroenterologists, primary care physicians, nurse practitioners and physician assistants that represent approximately 70% of the branded prescription business. As of June 30, 2017, we had reached 66% of our targeted prescriber base and over 90% of the high volume prescribers (deciles 8-10). According to QuintilesIMS data as of June 30, 2017:

•	More than 12,600 TRULANCE prescriptions have been filled and total monthly prescription volume has increased on average more than 182% month-over-month during that period.

•	More than 32% of all high prescribers had written a TRULANCE prescription during that period with an average increase for all prescribers of approximately 140% month-over-month.

•	TRULANCE achieved 6.8% new-to-brand prescription (NBRx) total market share and 12% NBRx market share among gastroenterologists.

•
As of June 30, 2017, more than half of new TRULANCE prescriptions filled since launch were coming from new patients not previously on a branded prescription treatment and 45% were patients that converted from other branded prescription treatments.

Ensuring Market Access

•
As of June 30, 2017, over 61% of adult CIC patients with commercial insurance will have unrestricted access to TRULANCE for 2017 based on the top 20 pharmacy benefit managers (PBMs) and payers. Additionally, approximately 95% of people with commercial insurance had access to TRULANCE for a co-pay of $25 or less through the TRULANCE Savings-to-Go-Program.

•
We have secured a 2018 managed care contract with CVS Caremark, which manages approximately 50 million commercial lives in the U.S., that will place TRULANCE on formulary without restriction (non-preferred) for its Commercial Template Clients or Employer Groups, representing approximately 24 million lives. We are in contract discussions with CVS Caremark for the remaining commercial lives.

•
TRULANCE is currently available through Express Scripts (ESI), which manages approximately 80 million total lives in the U.S., and this commercial formulary status will continue for the remainder of 2017. ESI recently released its 2018 National Preferred Formulary List and introduced 64 new drug exclusions, including TRULANCE. This change only affects access to the ESI National Formulary for non-custom clients, representing approximately 22 million lives, effective January 1, 2018. TRULANCE will remain available to ESI lives covered under the National Preferred Formulary via the “Non-Formulary Exception Request” prior authorization process, for which we currently have a support program in place to ensure patient access. ESI also manages a larger book of business with its Custom Clients, representing approximately 49 million lives. We are still in active discussions with ESI to determine 2018 formulary status for individual plans under their Custom Clients book of business.

•	We are in active contract negotiations with other PBMs and payers for 2018 coverage to ensure our goal of broad access to TRULANCE.

•	Med D and Medicaid discussions are ongoing and we expect several major accounts to include TRULANCE on formulary in 2018.
Sales Force Update

•
As planned and with the continued progress of the launch, we have initiated the process to transition our Publicis Touchpoint contract sales representatives over to Synergy in preparation of our anticipated approval of TRULANCE in the IBS-C indication this coming January.

TRULANCE IBS-C Development Update

•	The FDA has accepted for review our sNDA for TRULANCE for the treatment of adults with IBS-C. The Prescription Drug User Fee Act (PDUFA) date is January 24, 2018.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

We had net sales of $2.3 million during the three months ended June 30, 2017 and no revenues during the three months ended June 30, 2016.

Cost of goods sold (“COGS”) for the three months ended June 30, 2017 totaled $2.9 million, which includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations overhead represents the majority of COGS in our Statement of Operations for the three months ended June 30, 2017. Technical operations are responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements.  Costs incurred by our technical operations organization are recorded as expenses in the period in which they are incurred.

Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Research and development expenses for the three months ended June 30, 2017 decreased approximately $4.3 million or 16.2%, to approximately $22.3 million from approximately $26.6 million for the three months ended June 30, 2016. This decrease in research and development expenses was primarily due to the cost of validation batches as well as pre-commercial inventory build being classified as research and development in 2016.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended June 30, 2017 and 2016. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Three Months Ended June 30,
	2017	2016
TRULANCE	$18,892	$22,511
Dolcanatide	280	449
Total direct costs	19,172	22,960
Total indirect costs	3,142	3,651
Total Research and Development	$22,314	$26,611

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $3.1 million in the three months ended June 30, 2017, as compared to approximately $3.7 million during the three months ended June 30, 2016 representing a decrease of approximately $0.6 million or 16.2% which was primarily due to reduced consulting spend and lower stock based compensation expense.

Selling, general and administrative expenses increased approximately $40.4 million or 392.2%, to $50.7 million for the three months ended June 30, 2017 from approximately $10.3 million for the three months ended June 30, 2016. These increased expenses reflect primarily marketing and promotional activities as part of our product launch of TRULANCE in the first quarter of 2017. These costs include commercial preparedness and planning expenses including an approximately $23.1 million increase in marketing and sales expenses, a $4.7 million increase in employee compensation and benefits costs, and a $11.5 million increase in stock compensation expense. The increase in stock compensation expense was primarily driven by a $6.6 million charge related to the immediate vesting due to a modification of previously granted Change of Control options, and a $2.8 million charge related to stock option modifications for terminated employees. There are no remaining Change of Control options outstanding as of June 30, 2017.

Net loss for the three months ended June 30, 2017 was $73.9 million as compared to a net loss of a $38.6 million for the three months ended June 30, 2016. This increase in our net loss of $35.3 million or 91.5% was a result of the operating items discussed above.

SIX MONTHS ENDED JUNE 30, 2017AND JUNE 30, 2016

We had net sales of $2.4 million during the six months ended June 30, 2017 and no revenues during the six months ended June 30, 2016.

COGS for the six months ended June 30, 2017 totaled $4.7 million, which includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations overhead represents the majority of COGS in our Statement of Operations for the six months ended June 30, 2017. Technical operations are responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements. Costs incurred by our technical operations organization are recorded as expense in the period in which they are incurred.

Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Research and development expenses for the six months ended June 30, 2017 decreased approximately $6.4 million or 13.4%, to approximately $41.4 million from approximately $47.8 million for the six months ended June 30, 2016. This decrease in research and development expenses was primarily due to a decrease in spending on CIC clinical studies and the cost of validation batches as well as pre-commercial inventory build being classified as research and development in 2016.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the six months ended June 30, 2017 and 2016. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Six Months Ended June 30,
	2017	2016
TRULANCE	$33,801	$39,687
Dolcanatide	527	916
Total direct costs	34,328	40,603
Total indirect costs	7,115	7,183
Total Research and Development	$41,443	$47,786

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $7.1 million in the six months ended June 30, 2017 in line with costs of approximately $7.2 million during the six months ended June 30, 2016.

Selling, general and administrative expenses increased approximately $76.0 million or 457.8%, to $92.6 million for the six months ended June 30, 2017 from approximately $16.6 million for the six months ended June 30, 2016. These increased expenses primarily reflect the cost of building a Commercial Organization as well as marketing and promotional activities as part of our product launch of TRULANCE in the first quarter of 2017. These costs include commercial preparedness and planning expenses including an approximately $49.8 million increase in marketing and sales expenses, an $8.7 million increase in employee compensation and benefits costs, and a $12.1 million increase in stock compensation expense. The increase in stock compensation expense was primarily driven by a $6.6 million charge related to the immediate vesting due to a modification of previously granted Change of Control options, and a $3.4 million charge related to stock option modifications for terminated employees. There are no remaining Change of Control options outstanding as of June 30, 2017.

Net loss for the six months ended June 30, 2017 was $138.5 million as compared to a net loss of a $98.5 million for the six months ended June 30, 2016. This increase in our net loss of $40 million or 40.6% was a result of the operating items discussed above partially offset by approximately a $24.4 million decrease in debt conversion expense and approximately a $3.6 million decrease in amortization of deferred financing costs, both related to the conversion of $25.6 million of our convertible debt in the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $57.3 million for the three months ended June 30, 2017, and $120.8 million and $60.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had approximately $82 million of cash and cash equivalents. During the six months ended June 30, 2017 and 2016, we incurred losses from operations of $73.6 million and $136.3 million, respectively. As of June 30, 2017, we had working capital of approximately $59.4 million, as compared to approximately $59.5 million at December 31, 2016.

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
Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate profits. Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of June 30, 2017 do not include any adjustments that might result from the resolution of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Synergy recognizes revenue from sales of TRULANCE when the earnings process is complete, which under Accounting Standards Codification ASC 605, Revenue Recognition is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Until we have the ability to reliably estimate returns of TRULANCE from our customers, revenue will be recognized based on patient prescriptions, and not based on sales to distributors. Product sales that that are not yet patient prescriptions are classified as Deferred revenues, net. Product sales are recorded net of all sales related deductions including, but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. The Company estimates these sales deductions based on contractual terms, historical payment experience, third party data, estimated utilization or redemption rates, government regulations, and customer inventory levels.

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

Prior Period Adjustments

The three months ended June 30, 2017, includes an adjustment of $1.0 million related to the prior period. Had the adjustment been made during the prior period, Research and development expenses would have been $3.1 million higher and Selling, general and administrative expenses would have been $4.1 million lower during the three months ended March 31, 2017. The cumulative impact of these adjustments were not considered to be material to the Company’s condensed consolidated financial statements for the three months ended March 31 2017 and there is no impact to the Company’s condensed consolidated financial statements for the six months ended June 30, 2017.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts, securities held in money market mutual funds and accounts receivable. As of June 30, 2017, we held $82.0 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of the Federally insured limit. We believe our cash and cash equivalents do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, due to material weaknesses identified for (1) the calculation of stock compensation expense for ‘marked to market’ consultant options and (2) account reconciliation controls related to accruals (See ‘Prior Period Adjustments’ section in Item 1: Notes to the Condensed Consolidated Financial Statements “Note 2 Basis of Presentation, Accounting Policies and Going Concern”). These control deficiencies did not result in a material misstatement to our previously issued condensed consolidated financial statements for the three months ended March 31, 2017 or our condensed consolidated financial statements for the three and six months ended June 30, 2017. However, these control deficiencies constitute a material weakness in our internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in our annual or interim consolidated financial statements that may not be prevented or detected.

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

Remediation Plan
Since April 2017, we have been in the process of implementing a software system to house all issued stock options and to calculate stock based compensation expense, including ‘marked to market’ consultant options and expect the implementation to be completed for the quarter ending September 30, 2017.

In addition, during the quarter ended June 30, 2017, we implemented an automated reconciliation tool to ensure the completeness of account reconciliations. The material weaknesses cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by the end of 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2017, except for changes to controls to remediate material weaknesses related to account reconciliations for accruals for which we implemented certain automated controls to ensure that certain invoices were entered in a timely basis.

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

3.1
Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, filed with the Delaware Secretary of State on July 5, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 7, 2017)

10.1	Executive Employment Agreement dated April 17, 2017 by and between Synergy Pharmaceuticals Inc. and Gary Gemignani (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 17, 2017).

10.2	Separation and Release Agreement between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai dated May 24, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 26, 2017).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2017, filed on August 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY PHARMACEUTICALS INC.
(Registrant)

Date:	August 9, 2017	By:	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

Date:	August 9, 2017	By:	/s/ GARY G. GEMIGNANI
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

Date:	August 9, 2017	/s/ GARY S. JACOB
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

Date:	August 9, 2017	/s/ GARY G. GEMIGNANI
Gary G. Gemignani
Executive Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Chief Executive Officer of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended June 30, 2017 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date:	August 9, 2017	/s/ GARY S. JACOB
Gary S. Jacob
President, Chairman of Board, and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT, FINANCE
SYNERGY PHARMACEUTICALS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Executive Vice President, Finance of Synergy Pharmaceuticals Inc., a Delaware corporation (the “Company”). I am delivering this certificate in connection with the Form 10-Q of the Company for the quarter ended June 30, 2017 and filed with the Securities and Exchange Commission (“Form 10-Q”).

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

Date:	August 9, 2017	/s/ GARY G. GEMIGNANI
Gary G. Gemignani
Executive Vice President, Chief Financial Officer