Form 10-Q
period 2017-09-30
SYNERGY PHARMACEUTICALS, INC.
filed 2017-11-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of the registrant’s shares of common stock outstanding was 224,954,941 as of November 9, 2017.

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$117,787	$82,387
Accounts receivable	5,036	—
Inventories	13,045	5,640
Prepaid expenses and other current assets	8,560	889
Total Current Assets	144,428	88,916
Property and equipment, net	1,045	593
Security deposits	318	343
Total Assets	$145,791	$89,852
LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities:
Accounts payable	$17,182	$15,584
Accrued expenses	14,208	13,552
Interest payable on senior convertible notes	581	294
Deferred revenues, net	1,927	—
Total Current Liabilities	33,898	29,430
Senior convertible notes, net	17,125	22,665
Long term debt, net	95,977	—
Derivative financial instruments, at estimated fair value-warrants	—	216
Other long-term liabilities	460	—
Total Liabilities	147,460	52,311
Commitments and contingencies
Stockholders’ (Deficit)/Equity
Preferred stock, authorized 20,000,000 shares and none outstanding, at September 30, 2017 and December 31, 2016	—	—
Common stock, par value of $.0001, 400,000,000 shares authorized at September 30, 2017 and 350,000,000 shares authorized at December 31, 2016. Issued and outstanding 224,954,941 shares and 202,737,860 shares at September 30, 2017 and December 31, 2016, respectively.	23	20
Additional paid-in capital	768,664	620,513
Accumulated deficit	(770,356)	(582,992)
Total Stockholders’ (Deficit)/Equity	(1,669)	37,541
Total Liabilities and Stockholders’ (Deficit)/Equity	$145,791	$89,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$5,008	$—	$7,420	$—
Cost of goods sold	2,163	—	6,858	—
Gross profit	2,845	—	562	—

Costs and expenses:
Research and development	6,572	24,610	48,015	72,396
Selling, general and administrative	43,973	13,872	136,557	30,497
Loss from operations	(47,700)	(38,482)	(184,010)	(102,893)
Other expenses
Interest expense, net	(1,226)	(1,674)	(2,361)	(10,383)
Debt conversion expense	—	—	(1,209)	(25,615)
Change in fair value of derivative instruments-warrants	55	(87)	216	151
Total other expenses	(1,171)	(1,761)	(3,354)	(35,847)
Net loss	$(48,871)	$(40,243)	$(187,364)	$(138,740)

Weighted Average Common Shares Outstanding
Basic and Diluted	224,954,941	179,786,580	221,854,099	155,410,353

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.22)	$(0.22)	$(0.84)	$(0.89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Equity
Balance, December 31, 2016	202,737,860	$20	$620,513	$(582,992)	$37,541
Notes conversions	1,579,099	1	4,911	—	4,912
Debt conversion expense	212,800	—	1,209	—	1,209
Common stock issued in connection with exercise of stock options	99,978	—	347	—	347
Common stock issued in registered direct offering	20,325,204	2	121,949	—	121,951
Fees and expenses — sale of common stock	—	—	(347)	—	(347)
Stock based compensation expense	—	—	20,082	—	20,082
Net loss for the period	—	—	—	(187,364)	(187,364)
Balance, September 30, 2017	224,954,941	$23	$768,664	$(770,356)	$(1,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows From Operating Activities:
Net loss	$(187,364)	$(138,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	193
Amortization of deferred debt costs and debt discount	1,014	4,658
Accretion of back-end facility fee	21	—
Loss on disposal of property and equipment	44	—
Stock-based compensation expense	20,082	8,494
Interest expense — Payment-in-kind (PIK)	765	—
Change in fair value of derivative instruments—warrants	(216)	(151)
Common stock issued for interest on Notes	—	2,445
Debt conversion expense	1,209	25,615
Changes in operating assets and liabilities:
Accounts receivable	(5,036)	—
Inventories	(7,405)	—
Security deposit	25	—
Prepaid expenses and other current assets	(7,671)	1,561
Accounts payable and accrued expenses	2,145	3,452
Deferred revenues, net	1,927	—
Accrued interest expense on senior convertible notes	287	486
Total Adjustments	7,312	46,753
Net Cash used in Operating Activities	(180,052)	(91,987)
Cash Flows From Investing Activities:
Net sales of available-for-sale securities	—	50,097
Additions to property and equipment	(48)	(297)
Net Cash (used in) provided by Investing Activities	(48)	49,800
Cash Flows From Financing Activities:
Proceeds of sale of common stock	121,951	89,845
Proceeds from borrowings, net of issuance costs	95,140	—
Payment for deferred financing costs	(1,591)	—
Fees and expenses — note conversions	—	(434)
Fees and expenses — sale of common stock	(347)	—
Proceeds from exercise of stock options	347	213
Net Cash provided by Financing Activities	215,500	89,624
Net increase in cash and cash equivalents	35,400	47,437
Cash and cash equivalents at beginning of period	82,387	61,653
Cash and cash equivalents at end of period	$117,787	$109,090
Supplementary disclosure of cash flow information:
Cash paid for interest on senior convertible notes	$698	$2,969
Cash paid for taxes	$20	$45
Supplementary disclosure of non-cash investing and financing activities:
Conversion of senior convertible notes to Synergy Common Stock	$4,912	$82,274
Amount added to principal of term loan for Payment-in-kind (PIK) interest	$765	$—
Non-cash tenant improvement allowance	$587	$—
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

Net cash used in operating activities was approximately $180.1 million for the nine months ended September 30, 2017. As of September 30, 2017, Synergy had approximately $117.8 million of cash and cash equivalents. During the nine months ended September 30, 2017, Synergy incurred losses from operations of approximately $187.4 million. As of September 30, 2017, Synergy had working capital of approximately $110.5 million.

Recent Developments

On September 1, 2017, Synergy entered into a senior secured term loan of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto (the "Term Loan"). The Term Loan is available for working capital and general corporate purposes. The Company borrowed $100 million at time of closing. The Term Loan provides for future borrowings, subject to the satisfaction of certain financial and revenue milestones and other borrowing conditions as follows: (i) an additional $100 million on or before February 28, 2018, and (ii) up to two additional tranches of up to $50 million each on or before March 29, 2019. The Term Loan has a maturity date of June 30, 2025, unless prepaid earlier. The Term Loan bears interest at a rate equal to 9.5% per annum, with quarterly, interest-only payments until June 30, 2022, subject to extension through the maturity date upon the Company’s satisfaction of certain conditions. At the Company’s option, until June 30, 2019, a portion of the interest payments may be paid in kind, and thereby added to the principal.  Following, the interest-only period, the Term Loans will amortize in equal quarterly installments unless entirely payable at maturity.

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

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminated certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture were Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, Synergy entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee and paid an aggregate of approximately $1.6 million to such holders for the consent. These fees associated with the debt modification were accounted for under Accounting Standards Codification ("ASC") 470-50 and are amortized using the effective interest method over the remaining term of the debt.

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of September 30, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of $1.2 million representing 0.2 million shares during the quarter ended March 31, 2017.

2. Basis of Presentation, Accounting Policies and Going Concern

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiary Synergy Advanced Pharmaceuticals, Inc. These unaudited condensed consolidated financial statements have been prepared following the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting, which permit reduced disclosures for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. All intercompany balances and transactions have been eliminated.

Notwithstanding the Company's recent debt and equity financings, Synergy may be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Synergy cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Synergy raises additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize on unfavorable terms.
Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. Synergy's independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to the Company's recurring and continuing losses from operations and expressing substantial doubt in the Company's ability to continue as a going concern without additional capital becoming available. Synergy's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate significant revenue. Synergy's consolidated financial statements as of December 31, 2016 and its unaudited condensed consolidated financial statements as of and for the period ended September 30, 2017 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables primarily related to amounts due from 3rd party customers for the sale of TRULANCE. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of September 30, 2017.

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

Revenue recognition

Synergy recognizes revenue from sales of TRULANCE when the earnings process is complete, which under Accounting Standards Codification ASC 605, Revenue Recognition is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Until Synergy has the ability to reliably estimate returns of TRULANCE from its customers, revenue will be recognized based on patient prescriptions, and not based on sales to distributors. Product sales that are not yet accounted through patient prescriptions are classified as deferred revenues, net. Product sales are recorded net of all sales related deductions, including but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. The Company estimates these sales deductions based on contractual terms, historical payment experience, third party data, estimated utilization or redemption rates, government regulations, and customer inventory levels. Accruals for trade discounts, fee for service agreements and chargebacks are reflected as a direct reduction of accounts receivable and accruals for commercial and government rebates and customer loyalty programs are reflected as accrued expenses.

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a comprehensive new revenue recognition standard ASC 606 Revenue From Contracts With Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is designed to create greater comparability for financial statement users across industries, jurisdictions and capital markets and also requires enhanced disclosures. The new standard will be effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

The Company has substantially completed its assessment of customer contracts under the new revenue recognition standard for its sole revenue stream, product sales. Synergy will adopt the new standard using the modified retrospective method in 2018 and will provide enhanced financial statement disclosure related to adoption, comprehensive disclosure about contracts with customers (i.e. disaggregation of revenue, contract balances, performance obligations) and significant judgments used in applying the new guidance. Upon adoption, the Company will recognize revenue upon shipment of product to the customer, net of variable consideration (including an estimate for returns). The Company's ability to estimate the impact of adoption is dependent upon knowing the amount of product sales that are not yet consumed through prescriptions at time of adoption. Accordingly, the Company cannot reasonably estimate the impact at time of adoption of the new standard on our financial statements at this time.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

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

4. Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of September 30, 2017 and December 31, 2016, the amount of cash and cash equivalents was $117.8 million and $82.4 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

5. Inventory

Inventory as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Raw Materials	$4,213	$5,347
Work-in-process	5,597	293
Finished goods	3,235	—
Inventories	$13,045	$5,640

6. Debt

Convertible Notes

On November 3, 2014, Synergy closed a private offering of $200.0 million aggregate principal amount of 7.50% Convertible Senior Notes due 2019, (the "Notes"), including the full exercise of the over-allotment option granted to the initial purchasers to purchase an additional $25.0 million aggregate principal amount of the Notes, interest payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2015. The net proceeds from the offering were $187.3 million after deducting the initial purchasers’ discounts and offering expenses. The Notes will mature on November 1, 2019, unless earlier purchased or converted. The Notes are convertible, at any time, into shares of Synergy’s common stock at an initial conversion rate of 321.5434 shares per $1,000 principal amount of notes, which is equivalent to the original conversion price of $3.11 per share.

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

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. As of September 30, 2017, approximately $18.6 million of the Notes remain outstanding. The Company recognized a debt conversion expense of approximately $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below ($ in thousands):

	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance, December 31, 2016	$23,514	$849	$22,665
Deferred financing cost related to debt modification on February 28, 2017		1,591	(1,591)
Less: amortization three months ended March 31, 2017 (1)		(608)	608
Conversions	(4,911)	—	(4,911)
Balance, March 31, 2017	18,603	1,832	16,771
Less: amortization of deferred financing cost for the three months ended June 30, 2017		(59)	59
Less: amortization of debt modification cost for the three months ended June 30, 2017		(118)	118
Balance, June 30, 2017	$18,603	$1,655	$16,948
Less: amortization of deferred financing cost for the three months ended September 30, 2017		(59)	59
Less: amortization of debt modification cost for the three months ended September 30, 2017		(118)	118
Balance, September 30, 2017	$18,603	$1,478	$17,125
_____________________
(1) Includes accelerated amortization of deferred debt costs attributable to conversions and exchanges

Long term debt, net

On September 1, 2017, Synergy Pharmaceuticals Inc. entered into a senior secured term loan of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto (the "Term Loan"). The Term Loan is available for working capital and general corporate purposes. The Company borrowed $100 million at time of closing. The Term Loan provides for future borrowings, subject to the satisfaction of certain financial and revenue milestones, including, as described in the Term Loan, the requirement to have a certain minimum balance of cash and cash equivalents on hand as of January 31, 2018, and other borrowing conditions, as follows: (i) an additional $100 million on or before February 28, 2018, and (ii) up to 2 additional tranches of up to $50 million each on or before March 29, 2019. The Term Loan has a maturity date of June 30, 2025, unless earlier prepaid. The Term Loan bears interest at a rate equal to 9.50% per annum, with quarterly, interest-only payments until June 30, 2022, subject to extension through the maturity date upon the Company’s satisfaction of certain conditions. At the Company’s option, until June 30, 2019, a portion of the interest payments may be paid in kind, and thereby added to the principal.  Following, the interest-only period, the Term Loan will amortize in equal quarterly installments unless entirely payable at maturity.

 The obligations under the Term Loan are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and the Subsidiary Guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and Subsidiary Guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exception).  The obligations under the Term Loan are guaranteed by Synergy Advanced Pharmaceuticals, Inc. and each of the Company’s future direct and indirect subsidiaries (other than certain subsidiaries whose guarantee would result in material adverse tax consequences, subject to certain exceptions).

The Term Loan contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Term Loan contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur future debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. In addition, the Term Loan requires the Company to comply with a minimum market capitalization covenant, maintain its status as a national exchange listed company, a daily minimum liquidity covenant and an annual revenue requirement based on the sales of TRULANCE.

The Term Loan may be prepaid by the Company at any time, subject to a prepayment premium of up to 40% of the principal amount, depending on the date of prepayment. Upon the occurrence of certain events relating to asset sales above a specified threshold or in the event of a change of control transaction, the Company may also be required to prepay all or a part of the outstanding principal and interest under the Term Loan in addition to the prepayment premium described above on the principal amount prepaid. Upon payment of the Term Loan at maturity or prepayment on any earlier date, a back-end facility fee will apply to the amounts paid or prepaid.

As of September 30, 2017, the Company was in compliance with all applicable covenants.

As of September 30, 2017, principal and PIK payments under the Term Loan were as follows:

Period Ending December 31,	Principal and PIK Loan Repayments
2017	—
2018	—
2019	—
2020	—
2021 and thereafter	100,000
100,000
Add: Accretion of back-end facility fee	21
Add: PIK interest	765
100,786
Less: Debt financing costs, net of amortization	(4,809)
Balance at September 30, 2017	$95,977

7. Accounting for Share-based Payments

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

Synergy adopted the 2017 Equity Incentive Plan (the “2017 Plan”) during the quarter ended June 30, 2017.  The number of shares of its common stock reserved for issuance under the 2017 Plan is 9,000,000 and no grants have been awarded as of September 30, 2017.

In June 2017, the Company modified 2,159,500 stock options, which were previously granted as change of control options, to become immediately vested. The Company recorded a charge of $6.8 million during the three months ended June 30, 2017. There are no outstanding change of control options as of June 30, 2017.

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Included in research and development	$477	$961	$2,270	$2,555
Included in selling, general and administrative	3,411	3,624	17,812	5,939
Total stock-based compensation expense	$3,888	$4,585	$20,082	$8,494

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2017, net of expected forfeitures, was approximately $16.7 million to be recognized over a weighted-average remaining vesting period of approximately 1.16 years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	1.85%-2.24%	1.13%-1.74%
Dividend yield	—	—
Expected volatility	62%-73%	50%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	27,867,171	$0.44-9.12	$3.78	$65,618	7.1 years
Granted	2,133,000	$3.79	4.93	—
Exercised	(99,978)	$0.50-5.34	5.48	201
Forfeited	(1,089,402)	$2.61-7.91	4.64	—
Balance outstanding, September 30, 2017	28,810,791	$0.44-9.12	$3.89	$7,936	6.2 years

Exercisable, at September 30, 2017 (1)	20,041,157	$0.44-9.12	$4.36	$7,936	5.1 years
__________________________

(1)	Includes 2,159,500 change of control stock options that were modified to immediately vest during June 2017.

8. Stockholders’ (Deficit)/Equity

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded $0.1 million in prepaid research and development costs as of September 30, 2017 and approximately $0.5 million as of December 31, 2016, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

	September 30, 2017	September 30, 2016
Fair value of Synergy common stock	$2.90	$5.51
Expected warrant term	0.4 years	1.4 years
Risk-free interest rate	1.13%	0.68%
Expected volatility	40%	40%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2016	Balance of derivative financial instruments liability	210,000	$216
3/31/2017	Change in fair value of warrants during the three months ended March 31, 2017		(122)
6/30/2017	Change in fair value of warrants during the three months ended June 30, 2017		(39)
9/30/2017	Change in fair value of warrants during the three months ended September 30, 2017		(55)
9/30/2017	Balance of derivative financial instruments liability	210,000	$—

11. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

The value of Senior Convertible Notes and the Term Loan is stated at carrying value at September 30, 2017. The Company believes it could obtain borrowings at September 30, 2017 with comparable terms as the November 2014 Notes and the Term Loan, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and September 30, 2017:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017
Derivative liabilities related to Warrants	$—	$—	$216	$216	$—	$—	$—	$—

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2017:

($ in thousands)

Description	Balance as of December 31, 2016	(Gain) or loss recognized in earnings from Change in Fair Value	Expiration of warrants	Balance as of September 30, 2017
Derivative liabilities related to Warrants	$216	$(216)	$—	$—

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

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stock Options	28,810,791	26,737,930
Warrants	869,688	4,726,822
Senior Convertible Notes	5,981,672	25,460,450
Total shares issuable upon exercise or conversion	35,662,151	56,925,202

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

Business Overview
We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. We discovered, are developing and control 100% worldwide rights to our proprietary uroguanylin based GI platform, which includes one commercial product, TRULANCE® (plecanatide), and a second product candidate, dolcanatide.
TRULANCE (plecanatide)
Our first and only commercial product, TRULANCE, is approved and marketed in the United States (U.S.), under the trademark name TRULANCE®, as a once-daily treatment for adults with chronic idiopathic constipation, or CIC. In clinical trials, TRULANCE helped improve stool consistency and provide more regular bowel movements. TRULANCE is the only prescription medication for CIC that can be taken once-daily, with or without food, at any time of the day. In addition, TRULANCE is the only prescription medication for CIC available in a unique calendar pack that is patient preferred versus a traditional pill bottle. We are also developing TRULANCE for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). The FDA has accepted for review our supplemental new drug application (sNDA) for IBS-C and the Prescription Drug User Fee Act (PDUFA) date is January 24, 2018.
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

Recent Developments for the three-month period ended September 30, 2017
Financial Update
On September 1, 2017, we entered into a senior secured term loan of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto (the "Term Loan"). The Term Loan is available for working capital and general corporate purposes. We borrowed $100 million at time of closing. The Term Loan provides for future borrowings, subject to the satisfaction of certain financial and revenue milestones, including, as described in the Term Loan, the requirement to have a certain minimum balance of cash and cash equivalents on hand as of January 31, 2018, and other borrowing conditions, as follows: (i) an additional $100 million on or before February 28, 2018, and (ii) up to two additional tranches of up to $50 million each on or before March 29, 2019. The Term Loan has a maturity date of June 30, 2025, unless prepaid earlier. The Term Loan bears interest at a rate equal to 9.5% per annum, with quarterly, interest-only payments until June 30, 2022, subject to extension through the maturity date upon our satisfaction of certain conditions. At our option, until June 30, 2019, a portion of the interest payments may be paid in kind, and thereby added to the principal.  Following, the interest-only period, the Term Loans will amortize in equal quarterly installments unless entirely payable at maturity.
TRULANCE® CIC Launch Update
Demand and prescriber growth (per QuintilesIMS)

•	More than 25,000 prescriptions were filled in the third quarter of 2017, up 105% over the prior quarter, with more than 37,700 prescriptions filled since launch in March.

•	Over 7,000 healthcare professionals had prescribed TRULANCE at the end of the third quarter, an 87% increase over the second quarter.

•	Half of TRULANCE prescriptions continued to come from patients who were new to branded prescription treatment.
Coverage Progress

•	Approximately 84% of lives covered by the largest commercial plans in the U.S. had TRULANCE coverage, with up to 67% having unrestricted access.

•	Over 40% of lives covered by the largest Medicare Part D and Managed Medicaid plans in the U.S. had TRULANCE on formulary.

•
Based on ongoing discussions with payers, Synergy expects most remaining new-to-market (NTM) blocks to be lifted in the first half of 2018 and for TRULANCE to gain even more favorable access across commercial, Medicare Part D and Managed Medicaid plans in 2018.

TRULANCE IBS-C Development Update

•
All activities are progressing on-track to support the FDA review of the supplemental new drug application (sNDA) for TRULANCE for the treatment of adults with IBS-C. The Prescription Drug User Fee Act (PDUFA) date is January 24, 2018.

Research and Development Update

•
In October 2017, the publication on the second TRULANCE phase 3 CIC trial entitled, “Randomized clinical trial: efficacy and safety of plecanatide in the treatment of chronic idiopathic constipation,” was published in Therapeutic Advances in Gastroenterology. The publication on the first TRULANCE phase 3 CIC trial entitled, “A Randomized Phase III Clinical Trial of Plecanatide, a Uroguanylin Analog, in Patients With Chronic Idiopathic Constipation,” was published in the American Journal of Gastroenterology in April 2017.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

We had net sales of $5.0 million during the three months ended September 30, 2017 and no revenues during the three months ended September 30, 2016.

Cost of goods sold (“COGS”) for the three months ended September 30, 2017 totaled $2.2 million, which includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations overhead represents the majority of COGS in our Statement of Operations for the three months ended September 30, 2017. Technical operations are responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements.  Costs incurred by our technical operations organization are recorded as expenses in the period in which they are incurred.

Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Research and development expenses for the three months ended September 30, 2017 decreased approximately $18.0 million or 73%, to approximately $6.6 million from approximately $24.6 million for the three months ended September 30, 2016. This decrease in research and development expenses was primarily due to minimal clinical trial spend during the three months ended September 30, 2017 and the cost of validation batches as well as pre-commercial inventory build being classified as research and development in 2016.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended September 30, 2017 and 2016. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Three Months Ended September 30,
	2017	2016
TRULANCE	$3,181	$20,533
Dolcanatide	159	379
Total direct costs	3,340	20,912
Total indirect costs	3,232	3,698
Total Research and Development	$6,572	$24,610

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $3.2 million in the three months ended September 30, 2017, as compared to approximately $3.7 million during the three months ended September 30, 2016 representing a decrease of approximately $0.5 million or 13.5% which was primarily due to reduced consulting spend and lower employee and stock based compensation expense.

Selling, general and administrative expenses increased approximately $30.1 million or 216.5%, to $44.0 million for the three months ended September 30, 2017 from approximately $13.9 million for the three months ended September 30, 2016. These increased expenses reflect primarily marketing and promotional activities as part of our product launch of TRULANCE in the first quarter of 2017. These costs include approximately a $22.9 million increase in marketing and sales expenses, a $3.5 million increase in employee compensation and benefits costs, and a $2.0 million increase in consulting expense.

Net loss for the three months ended September 30, 2017 was $48.9 million as compared to a net loss of a $40.2 million for the three months ended September 30, 2016. This increase in our net loss of $8.7 million or 21.6% was a result of the operating items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

We had net sales of $7.4 million during the nine months ended September 30, 2017 and no revenues during the nine months ended September 30, 2016.

COGS for the nine months ended September 30, 2017 totaled $6.9 million, which includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations overhead represents the majority of COGS in our Statement of Operations for the nine months ended September 30, 2017. Technical operations are responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements. Costs incurred by our technical operations organization are recorded as expense in the period in which they are incurred.

Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval.

Research and development expenses for the nine months ended September 30, 2017 decreased approximately $24.4 million or 33.7%, to approximately $48.0 million from approximately $72.4 million for the nine months ended September 30, 2016. This decrease in research and development expenses was primarily due to a decrease in spending on CIC clinical studies and the cost of validation batches as well as pre-commercial inventory build being classified as research and development in 2016.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the nine months ended September 30, 2017 and 2016. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Nine Months Ended September 30,
	2017	2016
TRULANCE	$36,983	$60,079
Dolcanatide	685	1,295
Total direct costs	37,668	61,374
Total indirect costs	10,347	11,022
Total Research and Development	$48,015	$72,396

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $10.3 million in the nine months ended September 30, 2017 in line with costs of approximately $11.0 million during the nine months ended September 30, 2016.

Selling, general and administrative expenses increased approximately $106.1 million or 347.9%, to $136.6 million for the nine months ended September 30, 2017 from approximately $30.5 million for the nine months ended September 30, 2016. These increased expenses primarily reflect the cost of building a Commercial Organization as well as marketing and promotional activities as part of our product launch of TRULANCE in the first quarter of 2017. These costs include commercial preparedness and planning expenses including an approximately $72.7 million increase in marketing and sales expenses, a $12.2 million increase in employee compensation and benefits costs, and a $11.9 million increase in stock compensation expense. The increase in stock compensation expense was primarily driven by a $6.6 million charge related to the immediate vesting due to a modification of previously granted change of control options, and a $3.4 million charge related to stock option modifications for terminated employees. There are no remaining change of control options outstanding as of September 30, 2017.

Net loss for the nine months ended September 30, 2017 was $187.4 million as compared to a net loss of a $138.7 million for the nine months ended September 30, 2016. This increase in our net loss of $48.7 million or 35.1% was a result of the operating expenses discussed above partially offset by approximately a $24.4 million decrease in debt conversion expense and approximately a $3.7 million decrease in amortization of deferred financing costs, both related primarily to the conversion of $25.6 million of our convertible debt in the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $59.3 million for the three months ended September 30, 2017, and $180.1 million and $92.0 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities was approximately $215.5 million and $89.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had approximately $117.8 million of cash and cash equivalents. During the nine months ended September 30, 2017 and 2016, we incurred losses from operations of $184.0 million and $102.9 million, respectively. As of September 30, 2017, we had working capital of approximately $110.5 million, as compared to approximately $59.5 million at December 31, 2016.

On September 1, 2017, we entered into a senior secured term loan of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto (the "Term Loan"). The Term Loan is available for working capital and general corporate purposes. We borrowed $100 million at time of closing. The Term Loan provides for future borrowings, subject to the satisfaction of certain financial and revenue milestones, including, as described in the Term Loan, the requirement to have a certain minimum balance of cash and cash equivalents on hand as of January 31, 2018, and other borrowing conditions, as follows: (i) an additional $100 million on or before February 28, 2018, and (ii) up to 2 additional tranches of up to $50 million each on or before March 29, 2019. The Term Loan has a maturity date of June 30, 2025, unless prepaid earlier. The Term Loan bears interest at a rate equal to 9.5% per annum, with quarterly, interest-only payments until June 30, 2022, subject to extension through the maturity date upon our satisfaction of certain conditions. At our option, until June 30, 2019, a portion of the interest payments may be paid in kind, and thereby added to the principal.  Following, the interest-only period, the Term Loans will amortize in equal quarterly installments unless entirely payable at maturity.

Notwithstanding our recent debt and equity financings, we may be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.
Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report as of December 31, 2016 that includes an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate profits. Our consolidated financial statements as of December 31, 2016 and our unaudited condensed consolidated financial statements as of September 30, 2017 do not include any adjustments that might result from the resolution of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue from sales of TRULANCE when the earnings process is complete, which under Accounting Standards Codification ASC 605, Revenue Recognition is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Until we have the ability to reliably estimate returns of TRULANCE from our customers, revenue will be recognized based on patient prescriptions, and not based on sales to distributors. Product sales that are not yet accounted through patient prescriptions are classified as Deferred revenues, net. Product sales are recorded net of all sales related deductions, including but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. We estimate these sales deductions based on contractual terms, historical payment experience, third party data, estimated utilization or redemption rates, government regulations, and customer inventory levels. Accruals for trade discounts, fee for service agreements and chargebacks are reflected as a direct reduction of accounts receivable and accruals for commercial and government rebates and customer loyalty programs are reflected as accrued expenses.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes (i) direct cost of manufacturing and packaging drug product and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing our inventory production plan and ensuring that product quality satisfies FDA requirements.  Costs incurred by the technical operations organization are recorded as expense in the period in which they are incurred. Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval. (See Inventories in Footnote 2 "Basis of Presentation, Accounting Policies and Going Concern").

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts, securities held in money market mutual funds and accounts receivable. As of September 30, 2017, we held $117.8 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of the Federally insured limit. We believe our cash and cash equivalents do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

In September 2017, we entered into a senior secured term loan (“Term Loan”) of up to $300.0 million. The Term Loan has a fixed annual interest rate of 9.50% and we, therefore, do not have economic interest rate exposure on the Term Loan. However, the Term Loan requires the Company to comply with a minimum market capitalization covenant, and our shares are subject to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, due to the material weaknesses identified for (1) the calculation of stock compensation expense for ‘marked to market’ consultant options and (2) account reconciliation controls related to accruals, as previously disclosed in Part I, Item 4 of our 2017 Form 10-Q filed on August 9, 2017.

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

Remediation Plan

As previously described in Part I, Item 4 of our 2017 Form 10-Q filed on August 9, 2017, we implemented a plan to address the control deficiencies that led to the material weaknesses mentioned above. The material weaknesses cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate these material weaknesses by the end of 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2017.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

ITEM 1a.               RISK FACTORS

There have been no material changes in our risk factors since the filing on March 1, 2017 of our Form 10-K for the year ended December 31, 2016 , except for the following:
Our term loan agreement with CRG Servicing LLC (or CRG) and other lenders party thereto contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our Term Loan Agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.
In September 2017, we entered into a term loan agreement with CRG. Pursuant to the loan agreement, we borrowed $100 million from the lenders as of the closing date. The Term Loan provides for future borrowings, subject to the satisfaction of certain financial and revenue milestones, including, as described in the Term Loan, the requirement to have a certain minimum balance of cash and cash equivalents on hand as of January 31, 2018, and other borrowing conditions, as follows: (i) an additional $100 million on or before February 28, 2018, and (ii) up to two additional tranches of up to $50 million each on or before March 29, 2019. There can be no assurance that we will satisfy such financial and revenue milestones and borrowing conditions, and have access to such future borrowings.
Our agreement with CRG contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•incur additional indebtedness;

•	enter into a merger, consolidation or certain changing of control events without complying with the terms of the loan agreement;
•change the nature of our business;
•amend, modify or waive any of our material agreements or organizational documents;
•grant certain types of liens on our assets;
•make certain investments;
•pay cash dividends; and
•enter into material transactions with affiliates.
The restrictive covenants of the term loan agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. A breach of any of these covenants could result in an event of default under the term loan agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the term loan agreement occurs. In the case of a continuing event of default under the agreement, CRG could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, proceed against the collateral in which we granted CRG a security interest under the term loan agreement and related agreements, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the term loan agreement are secured by all of our existing and future assets (excluding certain intellectual property).
We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to (i) satisfy future borrowing milestones, including the requirement to have a certain minimum balance of cash and cash equivalents on hand as of January 31, 2018, (ii) make any required prepayment or (iii) repay such indebtedness at the time any such prepayment event or event of default occurs. In such an event, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

ITEM 2.    PROPERTIES

There have been no material changes in our properties since the filing on March 1, 2017 of our Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Sixth Amended and Restated Executive Employment Agreement dated the 7th day of November 2017 by and between Synergy Pharmaceuticals Inc. and Gary S. Jacob, Ph.D.

10.2*	Term Loan Agreement, dated as of September 1, 2017 between Synergy Pharmaceuticals Inc., and CRG Servicing LLC.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.