Form 10-Q
period 2018-03-31
SYNERGY PHARMACEUTICALS, INC.
filed 2018-05-10
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

The number of the registrant’s shares of common stock outstanding was 246,740,384 as of May 10, 2018.

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

We believe that it is important to communicate future expectations to readers. However, there may be events in the future that we are not able to accurately predict or control. Risk factors that may cause such differences between predicted and actual results include, but are not limited to, those discussed in our Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 and other periodic reports filed with the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$98,658	$136,986
Accounts receivable	7,414	6,491
Inventories	16,175	17,214
Prepaid expenses and other current assets	8,924	4,469
Total Current Assets	131,171	165,160
Property and equipment, net	1,163	1,134
Security deposits	312	312
Total Assets	$132,646	$166,606
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$22,976	$23,256
Accrued expenses	13,933	14,658
Interest payable on senior convertible notes	581	233
Deferred revenues	5,000	—
Total Current Liabilities	42,490	38,147
Senior convertible notes, net	17,480	17,302
Long term debt, net	98,965	98,660
Derivative financial instruments, at estimated fair value-warrants	11,938	17,582
Other long-term liabilities	406	433
Total Liabilities	171,279	172,124
Commitments and contingencies
Stockholders’ Deficit
Preferred stock, authorized 20,000,000 shares and none outstanding, at March 31, 2018 and December 31, 2017	—	—
Common stock, par value of $.0001, 400,000,000 shares authorized at March 31, 2018 and December 31, 2017. Issued and outstanding 246,717,367 shares and 246,660,367 shares at March 31, 2018 and December 31, 2017, respectively.	25	25
Additional paid-in capital	804,776	801,787
Accumulated deficit	(843,434)	(807,330)
Total Stockholders’ Deficit	(38,633)	(5,518)
Total Liabilities and Stockholders’ Deficit	$132,646	$166,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$8,586	$98
Cost of goods sold	3,704	1,636
Gross profit	4,882	(1,538)

Costs and expenses:
Research and development	3,392	18,401
Selling, general and administrative	40,145	42,788
Total operating expenses	43,537	61,189
Loss from operations	(38,655)	(62,727)
Other Income/(Expense)
Interest expense, net	(3,123)	(790)
Debt conversion expense	—	(1,209)
State R&D tax credits	30	—
Change in fair value of derivative instruments-warrants	5,644	122
Total other income (expense)	2,551	(1,877)
Net loss	$(36,104)	$(64,604)

Weighted Average Common Shares Outstanding
Basic and Diluted	246,664,067	215,484,670

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.15)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated	Total Stockholders’ Deficit
Balance, December 31, 2017	246,660,367	$25	$801,787	$(807,330)	$(5,518)
Common stock issued in connection with exercise of stock options	57,000	—	30	—	30
Stock based compensation expense	—	—	2,959	—	2,959
Net loss for the period	—	—	—	(36,104)	(36,104)
Balance, March 31, 2018	246,717,367	$25	$804,776	$(843,434)	$(38,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows From Operating Activities:
Net loss	$(36,104)	$(64,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	41
Amortization of deferred debt costs and debt discount	389	608
Accretion of back-end facility fee	142	—
Stock-based compensation expense	2,959	2,897
Interest expense — Payment-in-kind (PIK)	2,451	—
Change in fair value of derivative instruments—warrants	(5,644)	(122)
Debt conversion expense	—	1,209
Changes in operating assets and liabilities:
Accounts receivable	(923)	(6,319)
Inventories	1,039	(4,007)
Security deposit	—	(65)
Prepaid expenses and other current assets	(4,455)	(7,149)
Accounts payable and accrued expenses	(1,004)	9,512
Deferred revenues, net	5,000	4,260
Accrued interest expense on senior convertible notes	348	287
Total Adjustments	350	1,152
Net Cash used in Operating Activities	(35,754)	(63,452)
Cash Flows From Investing Activities:
Additions to property and equipment	(104)	(15)
Net Cash used in Investing Activities	(104)	(15)
Cash Flows From Financing Activities:
Proceeds of sale of common stock, net of issuance costs	—	121,604
Payment for deferred financing costs	(2,500)	(1,591)
Proceeds from exercise of stock options	30	329
Net Cash (used in) provided by Financing Activities	(2,470)	120,342
Net (decrease) increase in cash and cash equivalents	(38,328)	56,875
Cash and cash equivalents at beginning of period	136,986	82,387
Cash and cash equivalents at end of period	$98,658	$139,262
Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$44
Supplementary disclosure of non-cash investing and financing activities:
Conversion of senior convertible notes to Synergy Common Stock	$—	$4,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview
Synergy Pharmaceuticals Inc. ("the Company" or "Synergy") is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Synergy has pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. Synergy discovered and owns 100% worldwide rights to its proprietary uroguanylin based GI platform which includes one commercial product, plecanatide, and one development stage compound, dolcanatide.
The Company's first and only commercial product, plecanatide, is available and being marketed by us in the United States (U.S.), under the trademark name TRULANCE®, for the treatment of adults with chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). On February 27, 2018 Synergy entered into a definitive licensing agreement with Cipher Pharmaceuticals under which the Company granted Cipher the exclusive right to develop, market, distribute and sell TRULANCE in Canada. Under the terms of the licensing agreement, Synergy received an upfront payment of $5.0 million and is eligible for an additional milestone payment upon regulatory approval in Canada, as well as royalties from product sales in Canada. Cipher expects to file a New Drug Submission with Health Canada in the second half of 2018. Synergy is continuing to evaluate other potential U.S. and ex-U.S. partnership opportunities for TRULANCE.
Dolcanatide is the Company's development stage compound that has demonstrated proof-of-concept in treating patients with opioid induced constipation (OIC) and ulcerative colitis. Synergy is considering OIC as a potential life-cycle growth opportunity for TRULANCE and is currently exploring potential business development opportunities to further advance dolcanatide development in ulcerative colitis. In April 2018, the Company initiated a partnership with the National Cancer Institute (NCI) on a NCI-funded clinical biomarker study designed to evaluate the potential for dolcanatide to prevent colorectal cancer.
Net cash used in operating activities was approximately $35.8 million for the three months ended March 31, 2018. As of March 31, 2018, Synergy had approximately $98.7 million of cash and cash equivalents. During the three months ended March 31, 2018, Synergy incurred losses from operations of approximately $38.7 million. As of March 31, 2018, Synergy had working capital of approximately $88.7 million.

Recent Developments

On September 1, 2017, Synergy entered into a senior secured term loan (the "Term Loan") of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto. The Term Loan is available for working capital and general corporate purposes. The Company borrowed $100 million at the time of closing.

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

In February 2018, Synergy amended the Term Loan agreement. The amended Term Loan provides for future borrowings of $25 million, $25 million and $50 million on or before June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Additionally, the total amount of the commitment was reduced from $300 million to $200 million (excluding PIK loans) and the Minimum Market Capitalization covenant of $300 million was revised to be 200% of the outstanding principal amount of the Term Loan (excluding PIK loans).

2. Basis of Presentation, Accounting Policies and Going Concern

These unaudited condensed consolidated financial statements include Synergy and its wholly-owned subsidiary Synergy Advanced Pharmaceuticals, Inc. These unaudited condensed consolidated financial statements have been prepared following the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting, which permit reduced disclosures for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly Synergy’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018. All intercompany balances and transactions have been eliminated.
Synergy's consolidated financial statements as of December 31, 2017 and its unaudited condensed consolidated financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. The Company has incurred recurring losses from operations and expects to continue to have losses in the future. In addition, the Company’s debt agreement is subject to covenants that could restrict the availability of additional loans and accelerate the repayment of that debt if breached. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Synergy's independent registered public accounting firm has issued a report as of December 31, 2017 that includes an explanatory paragraph referring to such conditions and expressing substantial doubt in the Company's ability to continue as a going concern.

Synergy's ability to continue as a going concern is dependent upon its plans to generate significant revenue, attain further operating efficiencies, reduce expenditures, and if deemed necessary obtain additional equity or debt financing, which may not be available on acceptable terms or at all. To the extent that Synergy may need to raise additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly scale back our commercialization efforts; (ii) seek commercial partners for our products on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights, on unfavorable terms, to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize itself. Synergy's consolidated financial statements as of December 31, 2017 and our unaudited condensed consolidated financial statements as of and for the period ended March 31, 2018 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables primarily relate to amounts due from 3rd party customers for the sale of TRULANCE. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of March 31, 2018. The adoption of the new revenue standard did not change the Company's historical accounting methods for our accounts receivable.

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

Revenue recognition

Adoption

The Company adopted ASC 606 Revenue From Contracts With Customers using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on our financial statements.

Product Sales

Revenue from sale of TRULANCE is recognized upon transfer of control of promised goods to customers (typically upon delivery, which is also when transfer of title occurs) in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods. The terms of a contract or historical business practice can give rise to variable consideration, including but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Our estimates of variable consideration are probability weighted to derive an estimate of expected value and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Arrangements with multiple-performance obligations

In February 2018, the Company entered into a licensing, development and commercialization agreement to out-license the sale of TRULANCE in Canada ("Cipher Agreement"). This agreement requires the Company to deliver (i) intellectual property rights or licenses and (ii) product supply. The underlying terms of the agreement provides for consideration to Synergy in the form of a non-refundable up-front license payment, milestone payment, and royalty payments. As of March 31, 2018, the Company had not satisfied any performance obligations under this agreement.

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on their respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. For future royalties due under the contract the Company will utilize the sales and usage based royalty exception.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred for the related goods or services. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

Disaggregation of Revenue

As of March 31, 2018, all revenue recognized by the Company is from TRULANCE product sales in the United States. In 2018, our three major customers accounted for an aggregate of 95% of our gross revenue.

Financing and payment

The Company's payment terms vary by the type of customer and the product or service offered. Payment is generally required in a term from 30 to 60 days from date of shipment or satisfaction of the performance obligation. In certain cases, the Company may require payment before the satisfaction of the performance obligation.

Practical expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected lengths of one year or less.

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard ASC 606 Revenue From Contracts With Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard effective January 1, 2018 using the modified retrospective method (See Note 2 for more information).

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

4. Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of March 31, 2018 and December 31, 2017, the amount of cash and cash equivalents was $98.7 million and $137.0 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

5. Inventory

Inventory as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw Materials	$5,369	$5,754
Work-in-process	6,382	7,732
Finished goods	4,424	3,728
Inventories	$16,175	$17,214

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

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The Company recognized a debt conversion expense of approximately $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017. As of March 31, 2018, approximately $18.6 million of the Notes remain outstanding.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below ($ in thousands):

	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance, December 31, 2017	$18,603	$1,301	$17,302
Less: amortization for the three months ended March 31, 2018	—	(178)	178
Balance, March 31, 2018	$18,603	$1,123	$17,480

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

As of March 31, 2018, the Company was in compliance with all applicable covenants.

As of March 31, 2018, principal and PIK payments under the Term Loan were as follows:

Period Ending December 31,	Principal and PIK Loan Repayments
2018	$—
2019	—
2020	—
2021	—
2022 and thereafter	100,000
100,000
Add: Accretion of back-end facility fee	248
Add: PIK interest	5,663
105,911
Less: Debt financing costs, net of amortization	(6,946)
Balance at March 31, 2018	$98,965

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

The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either; a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

Synergy adopted the 2017 Equity Incentive Plan (the “2017 Plan”) during the quarter ended June 30, 2017.  The number of shares of its common stock reserved for issuance under the 2017 Plan is 9,000,000.

In June 2017, the Company modified 2,159,500 stock options, which were previously granted as change of control options, to become immediately vested. The Company recorded a charge of $6.8 million during the three months ended June 30, 2017.

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
($ in thousands)	2018	2017
Included in research and development	$671	$1,873
Included in selling, general and administrative	2,288	1,024
Total stock-based compensation expense	$2,959	$2,897

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2018, net of expected forfeitures, was approximately $19.5 million to be recognized over a weighted-average remaining vesting period of approximately 1.56 years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.33-2.63%	1.96%-2.26%
Dividend yield	—	—
Expected volatility	63%	50%
Expected term (in years)	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	29,868,291	$0.44-9.12	$3.83	$5,346	6.09 years
Granted	6,936,450	$1.81-2.40	$2.17	$—
Exercised	(57,000)	$ 0.50	$1.83	$76
Forfeited	(397,000)	$1.81-7.91	$3.94	$—
Balance outstanding, March 31, 2018	36,350,741	$0.44-9.12	$3.53	$3,352	6.58 years

Exercisable, at March 31, 2018	21,878,816	$0.44-9.12	$3.68	$3,347	4.90 years

8. Commitments and Contingencies

In the normal course of business, Synergy is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies (“ASC Topic 450”), Synergy records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Synergy, in accordance with this guidance, does not recognize gain contingencies until realized. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote and in Note 7, Commitments and contingencies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Certain recent developments concerning our legal proceedings are discussed below:

Litigation

On February 8, 2018, a federal securities action, captioned David Lee v. Synergy Pharmaceuticals Inc. et al., was filed in the U.S. District Court for the Eastern District of New York. The complaint names Synergy and certain of its current or former officers as defendants and seeks to recover on behalf of a putative class of purchasers of Synergy’s common stock between September 5, 2017 and November 14, 2017. On February 14, 2018, a substantially identical lawsuit-captioned Eileen Countryman v. Synergy Pharmaceuticals Inc. et al.-was filed in the same court against the same defendants on behalf of an identical putative class. On March 2, 2018, a related federal securities action-captioned Wendell Rose v. Synergy Pharmaceuticals Inc. et al.-was filed in the same court.  The Rose complaint names the same defendants as well as additional officers of the company and seeks to recover on behalf of a putative class of purchasers of Synergy’s common stock between November 10, 2016 and November 12, 2017.  Each of the complaints alleges that the defendants made false and misleading statements, including in connection with our senior secured loan from CRG Servicing, LLC.  The Rose complaint further alleges false and misleading statements in connection with Trulance’s side-effect profile.  The complaints assert claims under the federal securities laws and seek to recover unspecified damages, as well as interest, costs, and expenses.  Plaintiffs have filed multiple motions seeking, among other things, to consolidate the three actions; these motions remain pending.

On May 1, 2018, two substantially identical shareholder derivative actions, captioned Ecker et al. v. Jacob et al. and Harding v. Jacob et al., were filed in the Supreme Court of the State of New York for New York County.  The complaints name Synergy, its directors, and certain of its current or former officers as defendants and seek to recover on behalf of the company.  These actions allege that the individual defendants breached their fiduciary duties to the company by causing it to issue allegedly false and misleading statements in connection with our senior secured loan from CRG Servicing, LLC and Trulance’s side-effect profile.  The complaints seek to recover unspecified damages, as well as equitable remedies, costs and expenses.

9. Stockholders’ Deficit

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

10. Research and Development Expense

Research and development costs include expenditures in connection with the Company's research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, and clinical trial insurance.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded $0.1 million in prepaid research and development costs as of both March 31, 2018 and December 31, 2017, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

11. Derivative Financial Instruments

Synergy Derivative Financial Instruments

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value are being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value.

Synergy’s warrants issued on November 13, 2017 (See Footnote 9 “Stockholders’ Deficit”) were recorded as derivative liabilities and the fair value determined using the Monte Carlo simulation.  The assumptions to determine fair value at issuance were $2.44 fair value of stock, warrant term of 2 years, 1.62% risk free rate, 66% volatility, and 0% dividend yield.

The assumptions used to determine the fair value of the warrants at each period end was:

	March 31, 2018	March 31, 2017
Fair value of Synergy common stock	$1.83	$4.66
Expected warrant term	1.6 years	0.9 years
Risk-free interest rate	2.09%	0.68%
Expected volatility	67%	50%
Dividend yield	—	—

Fair value of stock is the closing market price of the Company’s common stock at the end of each reporting period when the derivative instruments are marked to market. Expected volatility is a management estimate of future volatility, over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 Share-Based Payment for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants at the date quarterly revaluation.

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2017	Balance of derivative financial instruments liability	21,915,426	$17,582
3/31/2018	Change in fair value of warrants during the three months ended March 31, 2018		(5,644)
3/31/2018	Expiration of warrants	(210,000)	—
3/31/2018	Balance of derivative financial instruments liability	21,705,426	$11,938

12. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

The value of Senior Convertible Notes and the Term Loan is stated at carrying value at March 31, 2018. The Company believes it could obtain borrowings at March 31, 2018 with comparable terms as the November 2014 Notes and the Term Loan, therefore, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2017 and March 31, 2018:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
Derivative liabilities related to Warrants	$—	$—	$17,582	$17,582	$—	$—	$11,938	$11,938

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the Three months ended March 31, 2018:

($ in thousands)

Description	Balance as of December 31, 2017	(Gain) or loss recognized in earnings from Change in Fair Value	Expiration of warrants	Balance as of March 31, 2018
Derivative liabilities related to Warrants	$17,582	$(5,644)	$—	$11,938

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

13. Loss per Share

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Stock Options	36,350,741	27,784,548
Warrants	22,365,114	919,690
Senior Convertible Notes	5,981,672	5,981,672
Total shares issuable upon exercise or conversion	64,697,527	34,685,910

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

Business Overview
Synergy Pharmaceuticals Inc. is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. We discovered and own 100% worldwide rights to our proprietary uroguanylin based GI platform which includes one commercial product, plecanatide, and one development stage compound, dolcanatide.

Our first and only commercial product, plecanatide, is available and being marketed by us in the United States (U.S.), under the trademark name TRULANCE®, for the treatment of adults with chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). On February 27, 2018 we entered into a definitive licensing agreement with Cipher Pharmaceuticals under which we granted Cipher the exclusive right to develop, market, distribute and sell TRULANCE in Canada. Under the terms of the licensing agreement, Synergy received an upfront payment of $5.0 million and is eligible for an additional milestone payment upon regulatory approval in Canada, as well as royalties from product sales in Canada. Cipher expects to file a New Drug Submission with Health Canada in the second half of 2018. We are continuing to evaluate other potential U.S. and ex-U.S. partnership opportunities for TRULANCE.
Dolcanatide is our development stage compound that has demonstrated proof-of-concept in treating patients with opioid induced constipation (OIC) and ulcerative colitis. We are considering OIC as a potential life-cycle growth opportunity for TRULANCE and are currently exploring potential business development opportunities to further advance dolcanatide development in ulcerative colitis. In April 2018, we initiated a partnership with the National Cancer Institute (NCI) on a NCI-funded clinical biomarker study designed to evaluate the potential for dolcanatide to prevent colorectal cancer.
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
In January 2016, we announced positive proof-of-concept with dolcanatide in a phase 1b trial evaluating 28 patients with mild-to-moderate ulcerative colitis. We are exploring business development opportunities to further advance dolcanatide development in ulcerative colitis. In April 2018, we entered into a partnership with the National Cancer Institute (NCI) to initiate a NCI-funded and managed clinical biomarker study to evaluate dolcanatide’s potential to prevent colorectal cancer. The study will assess the colorectal bioactivity of dolcanatide in healthy volunteers and will inform the feasibility and design of a larger study to evaluate the potential for dolcanatide to prevent colorectal cancer.

First Quarter 2018 and Recent Developments
We remain focused on executing on our 2018 key business priorities, including Optimizing the Value of TRULANCE, Ensuring a Strong Financial Foundation and Exploring all Strategic and Business Development Opportunities.

Optimizing the Value of TRULANCE

•	44,177 TRULANCE 30-count packs were dispensed in the first quarter of 2018, resulting in a total of 132,628 TRULANCE 30-count packs dispensed since the product's launch on March 20, 2017, per IQVIA.

•	TRULANCE was the only prescription brand for CIC and IBS-C to show positive total and new prescription volume growth in the first quarter over the prior quarter, per IQVIA.

•
In the nine weeks since the launch of the IBS-C indication in late February, TRULANCE prescription volume grew 24% versus the prior nine weeks or nearly five times the branded CIC and IBS-C prescription market growth rate, per IQVIA.

•	The total number of unique healthcare practitioners prescribing TRULANCE since launch reached nearly 12,000 in the first quarter of 2018, increasing more than 20% over the prior quarter, per IQVIA.

•	TRULANCE currently has over 70% payer coverage across all segments including commercial, Medicare Part D and Managed Medicaid.
Ensuring a Strong Financial Foundation
Financial Results

•
In February 2018, Synergy amended its Term Loan agreement with CRG to provide more financial flexibility while the company continues to evaluate various strategic options. The company has the ability to access up to an additional $100 million in 2018 in three tranches.

•
Synergy received $5.0 million in non-refundable upfront payments related to the TRULANCE Canadian licensing agreement with Cipher Pharmaceuticals completed in February 2018. This payment was recorded as deferred revenue for the quarter and will be recognized as revenue upon meeting future contractual obligations. Under the terms of the licensing agreement, Synergy is eligible for an additional milestone payment upon regulatory approval in Canada, as well as royalties from Trulance product sales in Canada.

2018 Financial Guidance

•
As a result of ongoing efforts to improve cost efficiency measures, Synergy is lowering projected total adjusted operating expense (non-GAAP) guidance for 2018 to be in the range of $165 million - $175 million versus previously guided $175 million - $185 million.

Exploring All Strategic and Business Development Opportunities
Collaborations & Partnerships

•
Synergy initiated a partnership with the National Cancer Institute (NCI) to collaborate on a NCI-funded and managed clinical biomarker study to evaluate dolcanatide’s potential to prevent colorectal cancer.  The study will assess the colorectal bioactivity of dolcanatide in healthy volunteers and will inform the feasibility and design of a larger study. This is the first clinical biomarker study evaluating the potential benefit of using a uroguanylin analog in colorectal cancer prevention. The advancement of Synergy’s proprietary uroguanylin analog, dolcanatide, into this clinical trial builds on Synergy and NCI scientists' pioneering work showing the important role of uroguanylin in the complex biology of colorectal cancer.

•
Synergy's Canadian partner, Cipher Pharmaceuticals, is currently in discussions with Health Canada and plans to file a New Drug Submission for TRULANCE in IBS-C in the second half of 2018. The regulatory review period is approximately one-year from the submission date.

Ongoing Strategic Review

•
Synergy continues to engage in an ongoing review of strategic business opportunities focused on maximizing shareholder value. This review process includes, but is not limited to, potential US and ex-US partnerships, licensing, and merger and acquisition transactions. The company expects to provide further updates on or before it reports second quarter 2018 results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

We had net sales of $8.6 million during the three months ended March 31, 2018 and $0.1 million revenues during the three months ended March 31, 2017 due to the launch of TRULANCE in mid-March 2017.

Cost of goods sold (“COGS”) for the three months ended March 31, 2018 totaled $3.7 million compared to $1.6 million for the three months ended March 31, 2017, primarily due to higher net sales during the three months ended March 31, 2018. COGS includes the direct cost of manufacturing and packaging drug product and related technical operations overhead costs which are generally more fixed in nature. Technical Operations is responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements. Costs incurred by our technical operations organization are recorded as expense in the period in which they are incurred.

Research and development expenses for the three months ended March 31, 2018 decreased approximately $15.0 million or 82%, to approximately $3.4 million from approximately $18.4 million for the three months ended March 31, 2017. This decrease in research and development expenses was due primarily to reduced clinical trial spend associated with TRULANCE which was approved in early 2017.

The following table sets forth our research and development expenses directly related to our product candidates, as well as indirect costs, for the three months ended March 31, 2018 and 2017. Direct expenses include external costs associated with chemistry, manufacturing and controls including costs of drug substance and product formulation, as well as filing fees for regulatory approval, preclinical studies and clinical trial costs.

	($ in thousands)
	Three Months Ended March 31,
	2018	2017
TRULANCE	$1,461	$14,909
Dolcanatide	120	246
Total direct costs	1,581	15,155
Total indirect costs	1,811	3,246
Total Research and Development	$3,392	$18,401

Indirect research and development costs which are comprised of in-house staff compensation, facilities, depreciation, stock-based compensation and research and development support services, are not directly allocated to specific drug candidates. Indirect costs were approximately $1.8 million in the three months ended March 31, 2018, as compared to approximately $3.2 million during the three months ended March 31, 2017 representing a decrease of approximately $1.4 million or 43.8% which was primarily due to reduced consulting spend and lower employee stock based compensation expense.

Selling, general and administrative expenses decreased approximately $2.7 million or 6.3%, to $40.1 million for the three months ended March 31, 2018 from approximately $42.8 million for the three months ended March 31, 2017. This decrease in expenses primarily reflect higher marketing and promotional activities for our product launch of TRULANCE in the first quarter of 2017.

Net loss for the three months ended March 31, 2018 was $36.1 million as compared to a net loss of a $64.6 million for the three months ended March 31, 2017. This decrease in our net loss of $28.5 million or 44.1% was a result of the operating items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $35.8 million and $63.5 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in financing activities was approximately $2.5 million for the three months ended March 31, 2018, and net cash provided by financing activities was approximately $120.3 million for the three months ended March 31, 2017. As of March 31, 2018, we had approximately $98.7 million of cash and cash equivalents. During the three months ended March 31, 2018 and 2017, we incurred losses from operations of approximately $38.7 million and $62.7 million, respectively. As of March 31, 2018, we had working capital of approximately $88.7 million, as compared to approximately $127.0 million at December 31, 2017.

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
Our consolidated financial statements as of December 31, 2017 and our unaudited condensed consolidated financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. We have incurred recurring losses from operations and expects to continue to have losses in the future. In addition, our debt agreement is subject to covenants that could restrict the availability of additional loans and accelerate the repayment of that debt if breached. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has issued a report as of December 31, 2017 that includes an explanatory paragraph referring to such conditions and expressing substantial doubt in our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our plan to generate significant revenue, attain further operating efficiencies, reduce expenditures, and if deemed necessary obtain additional equity or debt financing, which may not be available on acceptable terms or at all. To the extent that we may need to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly scale back our commercialization efforts; (ii) seek commercial partners for our products on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights, on unfavorable terms, to technologies, product candidates or products that we would otherwise seek to develop or commercialize itself. Our consolidated financial statements as of December 31, 2017 and our unaudited condensed consolidated financial statements as of and for the period ended March 31, 2018 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2017, filed with the SEC on March 1, 2018. On January 1, 2018, the Company adopted a new accounting standard on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that standard, while prior period amounts are not adjusted and continue to be reported in accordance with the previous standard. See Revenue recognition below and Note 2 of Notes to Consolidated Financial Statements for further details. There have been no other changes to our critical accounting policies since December 31, 2017.

Revenue recognition

For product sales of TRULANCE, revenue is recognized upon transfer of control of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods. The terms of a contract or historical business practice can give rise to variable consideration, including but not limited to: customer loyalty programs, trade discounts, fee for service agreements, sales returns and allowances, commercial and government rebates, and chargebacks. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Our estimates of variable consideration are probability weighted to derive an estimate of expected value and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

For customer contracts with multiple-performance obligations, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on their respective relative stand-alone selling price. The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred for the related goods or services.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2018.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts, securities held in money market mutual funds and accounts receivable. As of March 31, 2018, we held $98.7 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of the Federally insured limit. We believe our cash and cash equivalents do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

Our senior secured term loan (“Term Loan”) of up to $200.0 million, entered into September 2017, as amended, has a fixed annual interest rate of 9.50% and we, therefore, do not have economic interest rate exposure on the Term Loan. However, the Term Loan requires the Company to comply with a minimum market capitalization covenant, and our shares are subject to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2018.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 8, Commitments and contingencies, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 7, Commitments and contingencies, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018.

ITEM 1a.               RISK FACTORS

There have been no material changes in our risk factors since the filing on March 1, 2018 of our Form 10-K for the year ended December 31, 2017.

ITEM 2.    PROPERTIES

There have been no material changes in our properties since the filing on March 1, 2018 of our Form 10-K for the year ended December 31, 2017.

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2018, filed on May 10, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Equity (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.