Form 10-Q
period 2018-09-30
SYNERGY PHARMACEUTICALS, INC.
filed 2018-11-09
CIK 1347613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

The number of the registrant’s shares of common stock outstanding was 248,037,301 as of November 9, 2018.

SYNERGY PHARMACEUTICALS INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Synergy Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

These risk factors include the uncertainties associated with product development, the risk that we will not obtain approval to market our products in development, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, the reduction or loss of business with any significant customer, substantial revenues derived from sale of one product, the restrictions imposed by our credit facility, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, the possibility that we may need to seek bankruptcy protection or pursue strategic alternatives that could result in leaving our current stockholders with little or no financial ownership of the Company, the uncertainty of patent litigation and other legal proceedings, the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for our pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the effect of current economic conditions on our industry, business, results of operations and financial condition, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, expansion of social media platforms, the risks associated with dependence upon key personnel and the need for additional financing.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$45,647	$136,986
Accounts receivable	9,222	6,491
Inventories	21,530	17,214
Prepaid expenses and other current assets	5,259	4,469
Total Current Assets	81,658	165,160
Property and equipment, net	1,069	1,134
Security deposits	312	312
Total Assets	$83,039	$166,606
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$11,549	$23,256
Accrued expenses	21,225	14,658
Interest payable on senior convertible notes	581	233
Deferred revenue	5,000	—
Senior convertible notes, net	17,834	—
Term Loan, net	101,739	—
Total Current Liabilities	157,928	38,147
Senior convertible notes, net	—	17,302
Term Loan, net	—	98,660
Derivative financial instruments, at estimated fair value-warrants	9,767	17,582
Deferred revenue, net of current portion	11,236	—
Other long-term liabilities	352	433
Total Liabilities	179,283	172,124
Commitments and contingencies
Stockholders’ Deficit
Preferred stock, authorized 20,000,000 shares and none outstanding, at September 30, 2018 and December 31, 2017	—	—
Common stock, par value of $.0001, 400,000,000 shares authorized at September 30, 2018 and December 31, 2017. Issued and outstanding 248,037,301 shares and 246,660,367 shares at September 30, 2018 and December 31, 2017, respectively.	25	25
Additional paid-in capital	811,399	801,787
Accumulated deficit	(907,668)	(807,330)
Total Stockholders’ Deficit	(96,244)	(5,518)
Total Liabilities and Stockholders’ Deficit	$83,039	$166,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$11,105	$5,008	$31,945	$7,420
Cost of goods sold	3,922	1,722	11,511	5,001
Gross profit	7,183	3,286	20,434	2,419

Costs and expenses:
Research and development	2,904	5,876	9,140	46,346
Selling, general and administrative	33,887	45,110	108,647	140,083
Total operating expenses	36,791	50,986	117,787	186,429
Loss from operations	(29,608)	(47,700)	(97,353)	(184,010)
Other Income (Expense)
Interest expense, net	(3,369)	(1,226)	(9,697)	(2,361)
Debt conversion expense	—	—	—	(1,209)
State R&D tax credits	—	—	30	—
Change in fair value of derivative financial instruments-warrants	(433)	55	7,815	216
Total other expense	(3,802)	(1,171)	(1,852)	(3,354)
Loss before taxes	(33,410)	(48,871)	(99,205)	(187,364)
Tax expense	(1,133)	—	(1,133)	—
Net loss	$(34,543)	$(48,871)	$(100,338)	$(187,364)

Weighted Average Common Shares Outstanding
Basic and Diluted	247,994,922	224,954,941	247,221,231	221,854,099

Net Loss per Common Share, Basic and Diluted
Net Loss per Common Share, Basic and Diluted	$(0.14)	$(0.22)	$(0.41)	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2017	246,660,367	$25	$801,787	$(807,330)	$(5,518)
Common stock issued in connection with exercise of stock options	1,376,934	—	434	—	434
Stock based compensation expense	—	—	9,178	—	9,178
Net loss for the period	—	—	—	(100,338)	(100,338)
Balance, September 30, 2018	248,037,301	$25	$811,399	$(907,668)	$(96,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows From Operating Activities:
Net loss	$(100,338)	$(187,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	121
Amortization of deferred debt costs and debt discount	1,222	1,014
Accretion of back-end facility fee	548	21
Loss on disposal of property and equipment	—	44
Stock-based compensation expense	9,178	20,082
Interest expense — Payment-in-kind (PIK)	4,339	765
Change in fair value of derivative financial instruments—warrants	(7,815)	(216)
Debt conversion expense	—	1,209
Changes in operating assets and liabilities:
Accounts receivable	(2,731)	(5,036)
Inventories	(4,316)	(7,405)
Deferred revenue, net	16,236	1,927
Security deposits	—	25
Accounts payable and accrued expenses	(5,140)	2,145
Prepaid expenses and other current assets	(790)	(7,671)
Accrued interest expense on senior convertible notes	348	287
Total Adjustments	11,258	7,312
Net Cash used in Operating Activities	(89,080)	(180,052)
Cash Flows From Investing Activities:
Additions to property and equipment	(193)	(48)
Net Cash used in Investing Activities	(193)	(48)
Cash Flows From Financing Activities:
Proceeds of sale of common stock, net of issuance costs	—	121,604
Proceeds from borrowings, net of issuance costs	—	95,140
Payment for deferred financing costs	(2,500)	(1,591)
Proceeds from exercise of stock options	434	347
Net Cash (used in) provided by Financing Activities	(2,066)	215,500
Net decrease in cash and cash equivalents	(91,339)	35,400
Cash and cash equivalents at beginning of period	136,986	82,387
Cash and cash equivalents at end of period	$45,647	$117,787
Supplementary disclosure of cash flow information:
Cash paid for interest on senior convertible notes	$698	$698
Cash paid for interest on Term Loan	$3,238	$—
Cash paid for taxes	$1,133	$20
Supplementary disclosure of non-cash investing and financing activities:
Conversion of senior convertible notes to Synergy Common Stock	$—	$4,912
Non-cash tenant improvement allowance	$—	$587
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNERGY PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview
Synergy Pharmaceuticals Inc. ("the Company" or "Synergy") is a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. Synergy has pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. Synergy's proprietary uroguanylin based GI platform includes one commercial product, plecanatide, and one development stage compound, dolcanatide.
The Company's first and only commercial product, plecanatide, is available and being marketed in the United States (U.S.), under the trademark name TRULANCE®, for the treatment of adults with chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). On February 27, 2018 Synergy entered into a definitive licensing, development and commercialization agreement ("Cipher Agreement") with Cipher Pharmaceuticals (Cipher) under which the Company granted Cipher the exclusive right to develop, market, distribute and sell TRULANCE in Canada. Under the terms of the Cipher Agreement, Synergy received an upfront payment of $5.0 million and is eligible for an additional milestone payment upon regulatory approval in Canada, as well as royalties from product sales in Canada. Cipher expects to file a New Drug Submission with Health Canada in the second half of 2018. On August 6, 2018, Synergy entered into a definitive licensing, development and commercialization agreement ("Luoxin Agreement") with Luoxin Pharmaceutical Group Co., Shangdong (Luoxin) under which the Company granted Luoxin the exclusive right to develop, market, distribute and sell TRULANCE in Mainland China, Hong Kong and Macau. Under the terms of the Luoxin agreement, Synergy received an upfront payment of $10.1 million (net of China withholding tax and VAT ) and is eligible for additional regulatory and commercial milestone payments, as well as royalties from product sales. Synergy is continuing to evaluate other potential U.S. and ex-U.S. partnership opportunities for TRULANCE.
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
Net cash used in operating activities was approximately $89.1 million for the nine months ended September 30, 2018. As of September 30, 2018, Synergy had approximately $45.6 million of cash and cash equivalents. During the nine months ended September 30, 2018, Synergy incurred losses from operations of approximately $97.4 million. As of September 30, 2018, Synergy had negative working capital of approximately $76.3 million.

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

In June 2018, Synergy further amended the Term Loan agreement to extend the draw down date of the second borrowing from June 30, 2018 to prior to August 29, 2018. In August 2018, Synergy subsequently amended the Term Loan agreement to extend the draw down date of the second borrowing from August 29, 2018 to prior to October 31, 2018. On October 30, 2018, Synergy entered into Amendment and Waiver No. 3 to the Term Loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the Term Loan agreement from October 25, 2018 to November 6, 2018. On November 6, 2018, Synergy entered into Waiver No. 4 to the Term Loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the Term Loan agreement through November 12, 2018.

On October 25, 2018, the Company disclosed that based on the Company’s current updated forecasts, it is projecting TRULANCE total net sales for 2018 to be between $42.0 million to $47.0 million, which will be below the minimum revenue covenant of $61.0 million set forth in its term loan agreement with CRG. Under the terms of the agreement, the Company will be required to repay principal and pay prepayment penalties in an amount equal to $38.0 million to $51.0 million if total net sales fall within the expected range noted above. Such principal repayment and prepayment penalties would be due no later than March 31, 2019.

Synergy did not draw down on the second borrowing available on October 31, 2018, and as a result there are no additional principal borrowings available under the Term Loan agreement.

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
Synergy's consolidated financial statements as of December 31, 2017 and its unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next twelve months. The Company has incurred recurring losses from operations and expects to continue to have losses in the future. In addition, the Company’s debt agreement is subject to covenants that could restrict the availability of additional loans and accelerate the repayment of that debt if breached. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Synergy's independent registered public accounting firm has issued a report related to the Company's December 31, 2017 financial statements that includes an explanatory paragraph referring to such conditions and expressing substantial doubt in the Company's ability to continue as a going concern.

Synergy's ability to continue as a going concern is dependent upon its plans to generate significant revenue, attain further operating efficiencies, reduce expenditures, and if deemed necessary obtain additional equity or debt financing, which may not be available on acceptable terms or at all. To the extent that Synergy may need to raise additional funds by issuing equity securities, Synergy’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Synergy’s ability to conduct business. If Synergy is unable to raise additional capital when required or on acceptable terms, Synergy may have to (i) significantly scale back its commercialization efforts; (ii) seek commercial partners for its products on terms that are less favorable than might otherwise be available; (iii) relinquish or otherwise dispose of rights, on unfavorable terms, to technologies, product candidates or products that Synergy would otherwise seek to develop or commercialize itself; or (iv) seek bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. On October 25, 2018, the Company announced that it is seeking to renegotiate the term loan agreement with CRG Servicing LLC (“CRG”) and has forgone drawing down on any additional amounts pursuant to the term loan agreement. To date the Company has been unable to further amend the agreement with respect to the financial and revenue covenants. The Company is continuing discussions with CRG and has received a temporary waiver on the minimum market cap covenant through November 12, 2018. The Company is currently pursuing alternatives that better align with its business, but there is no assurance that Synergy can secure CRG’s consent or otherwise achieve a transaction to refinance or otherwise repay CRG on commercially reasonable terms, in which case we could default under the term loan agreement. If CRG does not grant a further waiver beyond November 12, 2018 the Company will likely be in default of the minimum market cap covenant.

Synergy's consolidated financial statements as of December 31, 2017 and its unaudited condensed consolidated financial statements as of and for the period ended September 30, 2018 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

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

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation and additional information is disclosed in the notes, if material.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables primarily relate to amounts due from 3rd party customers for the sale of TRULANCE. The Company believes that credit risks associated with these customers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of September 30, 2018. The adoption of the new revenue standard did not change the Company's historical accounting methods for our accounts receivable.

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

Revenue recognition

Adoption

The Company adopted Accounting Standard Codification ("ASC") 606 Revenue From Contracts With Customers using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company's Condensed Consolidated financial statements.

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

Arrangements with multiple-performance obligations

In February 2018, the Company entered into the Cipher Agreement to out-license the sale of TRULANCE in Canada. In August 2018, the Company entered into the Luoxin Agreement to out-license the sale of TRULANCE in Mainland China, Hong Kong and Macau. These agreements require the Company to deliver (i) intellectual property rights or licenses and (ii) product supply. The underlying terms of the agreements provide for consideration to Synergy in the form of non-refundable up-front license payments, milestone payments, and royalty payments. As of September 30, 2018, the Company had not satisfied any performance obligations under these agreements.

In arrangements involving more than one performance obligation, each required performance obligation is evaluated to determine whether it qualifies as a distinct performance obligation based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available, and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on their respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. For future royalties due under the contract the Company will utilize the sales and usage based royalty exception.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred for the related goods or services. Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

Disaggregation of Revenue

As of September 30, 2018, all revenue recognized by the Company is from TRULANCE product sales in the United States. For the nine months ended September 30, 2018, our three major customers accounted for an aggregate of 95% of our gross revenue.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) includes (i) direct cost of manufacturing and packaging drug product, and (ii) technical operations overhead costs which are generally more fixed in nature, including salaries, benefits, consulting, stability testing and other services.  Technical operations are responsible for planning, coordinating, and executing the Company’s inventory production plan and ensuring that product quality satisfies FDA requirements.  Costs incurred by the technical operations organization are recorded as expense in the period in which they are incurred. Certain direct costs associated with pre-commercial inventory, other than packaging, were expensed prior to receiving FDA approval. (See Inventories in Footnote 2 "Basis of Presentation, Accounting Policies and Going Concern").

3. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 is not expected to have a material impact on our condensed consolidated financial statements and disclosures except at the time of adoption. At time of adoption, the Company will recognize right of use assets and lease liabilities on the condensed consolidated balance sheet.

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

In June 2018, the FASB issued ASU No. 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The ASU will be effective for the Company for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company does not expect that the adoption of this ASU will have a significant impact on its condensed consolidated financial statements.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 apply to all entities that are required GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (calendar 2020). The Company does not expect it will have a significant impact on its condensed consolidated financial statements.

4. Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of September 30, 2018 and December 31, 2017, the amount of cash and cash equivalents was $45.6 million and $137.0 million, respectively and consists of checking accounts and short-term U.S. Treasury money market mutual funds. Checking accounts are held at U.S. commercial banks, and balances were in excess of the FDIC insurance limit.

5. Inventories

Inventories as of September 30, 2018 and December 31, 2017 consisted of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Raw materials	$14,972	$5,754
Work-in-process	3,015	7,732
Finished goods	3,543	3,728
Inventories	$21,530	$17,214

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

Initial purchaser's discounts and offering expenses associated with the sale of the Notes of $12.7 million have been deferred and are being recognized as expense over the expected term of the Notes, calculated using the effective interest rate method.  The remaining deferred debt costs have been presented as a reduction of the Notes in accordance with the newly adopted ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”.

On February 28, 2017, Synergy received consents from certain holders of its Notes to enter into a Supplemental Indenture which eliminates certain restrictive covenants from the Indenture related to the Notes. The restrictive covenants eliminated from the Indenture are Limitation on Indebtedness, Future Financing Rights for Certain Investors and Licensing Limitations. On February 28, 2017, Synergy entered into the Supplemental Indenture with Wells Fargo, N.A., as trustee and paid an aggregate of approximately $1.6 million to such holders for the consent. These fees associated with the debt modification were accounted for under ASC No. 470-50 and amortized using the effective interest method over the remaining term of the debt.

In March 2017, Synergy exchanged approximately $4.9 million aggregate principal amount of the Notes for approximately 1.8 million shares of its common stock, with approximately 1.6 million shares representing the conversion price of $3.11 pursuant to the existing terms of the Notes. The Company recognized a debt conversion expense of approximately $1.2 million representing 0.2 million shares for the quarter ended March 31, 2017. As of September 30, 2018, approximately $18.6 million of the Notes remain outstanding.

The Company believes it is probable that it may not be in compliance with certain provisions of the Senior Convertible Notes in the near term which would accelerate maturity, as such the Senior Convertible Notes are classified as a current liability.

A summary of quarterly activity and balances associated with the Notes and related deferred debt costs is presented below:

($ in thousands)	Notes Balance	Deferred Debt Costs	Notes, net of Deferred Debt Costs
Balance, December 31, 2017	$18,603	$1,301	$17,302
Less: amortization for the three months ended March 31, 2018		(178)	178
Balance, March 31, 2018	18,603	1,123	17,480
Less: amortization for the three months ended June 30, 2018		(177)	177
Balance, June 30, 2018	18,603	946	17,657
Less: amortization for the three months ended September 30, 2018		(177)	177
Balance, September 30, 2018	$18,603	$769	$17,834

Term Loan, net

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

The Term Loan may be prepaid by the Company at any time, subject to a prepayment premium of up to 32.5% of the principal amount, depending on the date of prepayment. Upon the occurrence of certain events relating to asset sales above a specified threshold or in the event of a change of control transaction, the Company may also be required to prepay all or a part of the outstanding principal and interest under the Term Loan in addition to the prepayment premium described above on the principal amount prepaid. Upon payment of the Term Loan at maturity or prepayment on any earlier date, a back-end facility fee will apply to the amounts paid or prepaid.

In June 2018, Synergy further amended the Term Loan agreement to extend the draw down date of the second borrowing from June 30, 2018 to prior to August 29, 2018. In August 2018, Synergy subsequently amended the Term Loan agreement to extend the draw down date of the second borrowing from August 29, 2018 to prior to October 31, 2018. On October 30, 2018, Synergy entered into Amendment and Waiver No. 3 to the Term Loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the Term Loan agreement from October 25, 2018 to November 6, 2018. On November 6, 2018, Synergy entered into Waiver No. 4 to the Term Loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the Term Loan agreement through November 12, 2018. If CRG does not grant a further waiver beyond November 12, 2018 the Company will likely be in default of Section 10.01.

Synergy did not draw down on the second borrowing available prior to October 31, 2018, and as a result there are no additional principal borrowings available under the Term Loan agreement.

As of September 30, 2018, the Company was in compliance with all applicable covenants, however the Company believes it is probable that it may not be in compliance with certain covenants in the near term, as such the Term Loan has been classified as a current liability.

As of September 30, 2018, principal and PIK payments under the Term Loan were as follows, provided no events of default have occurred:

Principal and PIK Loan Repayments
Period Ending December 31,	($ in thousands)
2018	$—
2019	—
2020	—
2021	—
2022 and thereafter	100,000
100,000
Add: Accretion of back-end facility fee	654
Add: PIK interest	7,551
108,205
Less: Debt financing costs, net of amortization	(6,466)
Balance at September 30, 2018	$101,739

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

Stock-based compensation has been recognized in operating results as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Included in research and development	$459	$477	$1,634	$2,270
Included in selling, general and administrative	2,525	3,411	7,737	17,812
Total stock-based compensation expense(1)	$2,984	$3,888	$9,371	$20,082
_____________________
(1) Stock based compensation expense for the nine months ended September 30, 2018 includes $193,000 recorded as a liability.

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2018, net of expected forfeitures, was approximately $12.4 million to be recognized over a weighted-average remaining vesting period of approximately 0.97 years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk-free interest rate	2.33-2.85%	1.85%-2.24%
Dividend yield	—	—
Expected volatility	63%-68%	62%-73%
Expected term	6 years	6 years

A summary of stock option activity and of changes in stock options outstanding under the Plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	29,868,291	$0.44-9.12	$3.83	$5,346	6.09 years
Granted	7,917,700	$1.56-2.40	$2.12	$—
Exercised (1)	(1,805,081)	$0.50-1.20	$0.56	$2,153
Forfeited	(2,680,222)	$0.50-7.91	$2.78	$—
Balance outstanding, September 30, 2018	33,300,688	$0.44-9.12	$3.61	$714	6.60 years

Exercisable, at September 30, 2018	22,056,762	$0.44-9.12	$4.00	$692	5.41 years
____________________
(1) Options exercised includes 428,147 shares withheld for payment of exercise price and related taxes.

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

Certain recent developments concerning our legal proceedings are discussed below:

Litigation

On February 8, 2018, a federal securities action, captioned David Lee v. Synergy Pharmaceuticals Inc. et al., was filed in the U.S. District Court for the Eastern District of New York. Two similar, related lawsuits—Eileen Countryman v. Synergy Pharmaceuticals Inc. et al. and Wendell Rose v. Synergy Pharmaceuticals Inc. et al—were subsequently filed in the same court. On June 11, 2018, plaintiffs voluntarily dismissed the Countryman complaint. On June 22, 2018, the court consolidated the remaining Lee and Rose actions into a single action under the caption In re Synergy Pharmaceuticals, Inc. Securities Litigation. On August 31, 2018, plaintiffs in the consolidated action filed a consolidated amended complaint that seeks to recover on behalf of a putative class of purchasers of Synergy’s common stock between November 10, 2016 and November 13, 2017. The consolidated amended complaint alleges that the Company and certain of its officers and directors made false and misleading statements, including in connection with the Company's Term Loan from CRG Servicing, LLC and in connection with Trulance’s side-effect profile. The consolidated amended complaint asserts claims under the federal securities laws and seeks to recover unspecified damages, legal fees, interest, and costs.

On April 20, 2018, a shareholder derivative action captioned Solak v. Jacob et al. was filed in the Supreme Court of the State of New York for New York County. Three substantially identical shareholder derivative actions, captioned Ecker & Klein v. Jacob et al., Harding v. Jacob et al., and Buker v. Jacob et al., were subsequently filed in the same court. On June 19, 2018, the court consolidated these four actions into a single action captioned Solak v. Jacob et al. On September 28, 2018, plaintiffs in the consolidated action filed a consolidated amended complaint that names Synergy’s directors and certain of its officers as defendants, as well as the Company itself as nominal defendant, and seeks to recover on behalf of the Company. It asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement, alleging that the individual defendants caused the Company to issue allegedly false and misleading statements in connection with the Term Loan and Trulance’s side-effect profile. The consolidated amended complaint seeks to recover unspecified damages on behalf of the Company, as well as declaratory relief, equitable remedies, costs, and expenses.

On June 8, 2018, a shareholder derivative action captioned Davydov v. Hamilton et al. was filed in the U.S. District Court for the Eastern District of New York. The complaint names Synergy’s directors and certain of its officers as defendants, as well as the Company itself as nominal defendant, and seeks to recover on behalf of the Company. The complaint alleges that the individual defendants violated the federal securities laws and breached their fiduciary duties to the Company by causing it to issue allegedly false and misleading statements in connection with the Term Loan, Trulance’s side-effect profile, and the responsibilities of the Company’s directors. The complaint also asserts claims for waste of corporate assets and unjust enrichment based on the same allegations. The complaint seeks to recover unspecified damages on behalf of the Company, as well as equitable remedies, costs, and expenses.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded $0.1 million in prepaid research and development costs as of both September 30, 2018 and December 31, 2017, for nonrefundable advances for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses these costs when drug compound is delivered and services are performed.

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

11. Derivative Financial Instruments

Synergy Derivative Financial Instruments

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value are being recorded in the Company’s condensed consolidated statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value.

Synergy’s warrants issued on November 13, 2017 (See Footnote 9 “Stockholders’ Deficit”) were recorded as derivative liabilities and the fair value determined using the Monte Carlo simulation.  The assumptions to determine fair value at issuance were $2.44 fair value of stock, warrant term of 2.0 years, 1.62% risk free rate, 66% volatility, and 0% dividend yield.

The assumptions used to determine the fair value of the warrants at each period end was:

	September 30, 2018	September 30, 2017
Fair value of Synergy common stock	$1.70	$2.90
Expected warrant term	1.1 years	0.4 years
Risk-free interest rate	2.13%	1.13%
Expected volatility	65%	40%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability (in thousands)
12/31/2017	Balance of derivative financial instruments liability	21,915,426	$17,582
3/31/2018	Change in fair value of warrants during the three months ended March 31, 2018		(5,644)
3/31/2018	Expiration of warrants	(210,000)	—
6/30/2018	Change in fair value of warrants during the three months ended June 30, 2018		(2,604)
9/30/2018	Change in fair value of warrants during the three months ended September 30, 2018		433
09/30/2018	Balance of derivative financial instruments liability	21,705,426	$9,767

12. Fair Value Measurements

Financial instruments consist of cash and cash equivalents, accounts receivable, security deposits, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

The value of Senior Convertible Notes and the Term Loan is stated at carrying value at September 30, 2018. The Company determined that it is probable that it may not be in compliance with certain debt covenants in the near term, and as a result classified debt as a current liability. Due to the short-term nature of the expected term of the Senior Convertible Notes and the Term Loan, the carrying value approximates fair value.

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2017 and September 30, 2018:

($ in thousands)

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
Derivative liabilities related to Warrants	$—	$—	$17,582	$17,582	$—	$—	$9,767	$9,767

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2018:

($ in thousands)

Description	Balance as of December 31, 2017	(Gain) or loss recognized in earnings from Change in Fair Value	Expiration of warrants	Balance as of September 30, 2018
Derivative liabilities related to Warrants	$17,582	$(7,815)	$—	$9,767

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, Synergy reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Stock Options	33,300,688	28,810,791
Warrants	21,705,426	869,688
Senior Convertible Notes	5,981,672	5,981,672
Total shares issuable upon exercise or conversion	60,987,786	35,662,151

14. Subsequent Events

On October 25, 2018, the Company disclosed that based on the Company’s current updated forecasts, it is projecting TRULANCE total net sales for 2018 to be between $42.0 million to $47.0 million, which would be below the minimum revenue covenant of $61.0 million set forth in its term loan agreement with CRG. Under the terms of the agreement, the Company will be required to repay principal and pay prepayment penalties in an amount equal to $38.0 million to $51.0 million if total net sales fall within the expected range noted above. Such principal repayment and prepayment penalties would be due no later than March 31, 2019. The Company did not draw down on the second borrowing available prior to October 31, 2018, and as a result there are no additional principal borrowings available under the Term Loan agreement.

On October 30, 2018, the Company entered into Amendment and Waiver No. 3 to the term loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the term loan agreement from October 25, 2018 to November 6, 2018.

On November 6, 2018, the Company entered into Waiver No. 4 to the term loan agreement pursuant to which CRG further waived compliance with Section 10.01 and related provisions of the term loan agreement through November 12, 2018. If CRG does not grant a further waiver beyond November 12, 2018 the Company will likely be in default of Section 10.01.

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

Business Overview
We are a biopharmaceutical company focused on the development and commercialization of novel gastrointestinal (GI) therapies. We have pioneered discovery, research and development efforts around analogs of uroguanylin, a naturally occurring and endogenous human GI peptide, for the treatment of GI diseases and disorders. Our proprietary uroguanylin based GI platform includes one commercial product, plecanatide, and one development stage compound, dolcanatide.

Our first and only commercial product, plecanatide, is available and being marketed in the United States (U.S.), under the trademark name TRULANCE®, for the treatment of adults with chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C). On February 27, 2018 we entered into a definitive licensing, development and commercialization agreement ("Cipher Agreement") with Cipher Pharmaceuticals (Cipher) under which the Company granted Cipher the exclusive right to develop, market, distribute and sell TRULANCE in Canada. Under the terms of the Cipher Agreement, we received an upfront payment of $5.0 million and is eligible for an additional milestone payment upon regulatory approval in Canada, as well as royalties from product sales in Canada. Cipher expects to file a New Drug Submission with Health Canada in the second half of 2018. On August 6, 2018, we entered into a definitive licensing, development and commercialization agreement ("Luoxin Agreement") with Luoxin Pharmaceutical Group Co., Shangdong (Luoxin) under which we granted Luoxin the exclusive right to develop, market, distribute and sell TRULANCE in Mainland China, Hong Kong and Macau. Under the terms of the Luoxin agreement, we received an upfront payment of $10.1 million (net of China withholding tax and VAT) and is eligible for additional regulatory and commercial milestone payments, as well as royalties from product sales. We are continuing to evaluate other potential U.S. and ex-U.S. partnership opportunities for TRULANCE.

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
Ongoing Post Marketing Commitments
Under the Pediatric Research Equity Act (PREA) (21 U.S.C. 355c), clinical studies are underway assessing the efficacy and safety of TRULANCE in pediatric patients with CIC and with IBS-C. In addition, development and validation of an anti-drug antibody assay is underway to assess patient clinical trial samples for the potential presence of anti-plecanatide antibodies. As agreed with the FDA following Trulance approval in the CIC indication, we continue with the execution of a milk-only lactation study and the assessment of GC-C receptor density in infants and children (age 0-6 years).
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

Third Quarter 2018 and Recent Developments
TRULANCE® (plecanatide)
• TRULANCE® (plecanatide) 63,085 TRULANCE 30-count packs were dispensed in the third quarter of 2018, a 104.7% increase versus 30,825 in the prior year quarter, per IQVIA.

• 23,560 TRULANCE new prescriptions were filled in the third quarter of 2018, a 46.4% increase versus 16,089 in the prior year quarter, per IQVIA.
• Since the launch on March 20, 2017, 250,684 TRULANCE 30-count packs have been dispensed and normalized prescription volume has increased 38.4% on average quarter-over-quarter, per IQVIA.
Collaborations & Partnerships
• In August 2018, we entered into a license agreement with Luoxin Pharmaceutical Group Co., Ltd., Shandong (Luoxin), providing Luoxin exclusive rights to develop and commercialize TRULANCE for the treatment of adults with chronic idiopathic constipation (CIC) and irritable bowel syndrome with constipation (IBS-C) in mainland China, Hong Kong and Macau. Under the terms of the agreement, we received an upfront payment of $10.1 million (net of China withholding tax and VAT). We are also eligible, in the event that certain regulatory and commercial milestones are met, to receive additional payments of up to $56 million in aggregate. In addition, we are eligible to receive tiered royalty payments on aggregate net sales. Pursuant to the license agreement, Luoxin will lead clinical development in China and be responsible for all activities and expenses relating to clinical development, regulatory approval, and commercialization in China. In addition, pursuant to the license agreement, we intend to enter into a supply agreement under which we will supply TRULANCE to Luoxin.
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
• In August 2018, the National Cancer Institute (NCI) initiated an NCI-funded and managed clinical biomarker study to evaluate the potential of dolcanatide, our second uroguanylin analog, to prevent colorectal cancer.  The study is assessing the colorectal bioactivity of dolcanatide in healthy volunteers and will inform the feasibility and design of a potential larger study. This is the first clinical biomarker study evaluating the potential benefit of using a uroguanylin analog in colorectal cancer prevention.
Executive Leadership Updates
• In September 2018, we announced the departure of our Chief Strategy Officer, Marino Garcia. At this time, we do not see a need to fill this position.
• In October 2018, we announced that Melvin K. Spigelman, M.D., who has served as an Independent Director of Synergy since August 2008, assumed the role of Chairman of the Board. Synergy’s outgoing Executive Chairman, Gary S. Jacob, Ph.D., left the Company to pursue other opportunities.
2018 Outlook
• On October 25, 2018, Synergy announced that it is seeking to renegotiate its term loan agreement with CRG Servicing LLC (“CRG”) and has forgone drawing down on any additional amounts pursuant to its term loan agreement. To-date the Company has been unable to further amend the agreement with respect to the financial, revenue and minimum liquidity covenants. Synergy is continuing discussions with CRG and has twice received temporary waivers on the minimum market capitalization covenant, which is set to expire on November 12, 2018 absent further extension. The Company is currently pursuing alternatives that better align with its business, but there is no assurance that the Company can secure CRG’s consent or otherwise achieve a transaction to refinance or otherwise repay CRG on commercially reasonable terms, in which case the Company could default under the term loan agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. Further updates on alternatives will be provided when available.
• As previously announced, TRULANCE uptake in 2018 has been slower than anticipated due to a highly competitive market access environment and slower than anticipated overall market growth. As a result, based on the Company’s current updated forecasts, Synergy is projecting TRULANCE total net sales for 2018 to be between $42.0 million to $47.0 million, which would be below the minimum revenue covenant of $61.0 million set forth in its term loan agreement with CRG. The Company has continued to evaluate opportunities to reduce cash expenditures to better align with anticipated revenues and available capital. In addition, Synergy has remained committed to the continued evaluation of all strategic opportunities to enhance shareholder value and there is no set timetable for completing this process. Synergy has engaged financial and legal advisors to assist Synergy in evaluating these strategic alternatives. Additional information about the Company's strategic review and go-forward plan will be provided at the appropriate time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

We had net sales of $11.1 million during the three months ended September 30, 2018 compared to $5.0 million in net sales during the three months ended September 30, 2017. The increase was due to higher TRULANCE sales volume in the current year period since the product was launched in mid-March 2017.

Cost of goods sold (“COGS”) for the three months ended September 30, 2018 totaled $3.9 million compared to $1.7 million for the three months ended September 30, 2017, primarily due to an increase in production costs from higher net sales during the three months ended September 30, 2018. COGS includes the direct cost of manufacturing and packaging drug product and related technical operations overhead costs which are generally more fixed in nature. Technical Operations is responsible for planning, coordinating, and executing on our inventory production plan and ensuring that product quality satisfies FDA requirements. Costs incurred by our technical operations organization are recorded as expenses in the period in which they are incurred.

Research and development expenses for the three months ended September 30, 2018 decreased approximately $3.0 million or 51.0%, to approximately $2.9 million from approximately $5.9 million for the three months ended September 30, 2017. This decrease in research and development expenses was due primarily to reduced clinical trial spend associated with the TRULANCE IBS-C indication which was approved in early 2018.

Selling, general and administrative expenses decreased approximately $11.2 million or 24.8%, to $33.9 million for the three months ended September 30, 2018 from approximately $45.1 million for the three months ended September 30, 2017. This decrease in expenses primarily reflect higher marketing and promotional activities for the product launch of TRULANCE during the third quarter of 2017 and a decrease in salesforce expenses in the current quarter due to lower headcount and consulting fees.

Net loss for the three months ended September 30, 2018 was $34.5 million as compared to a net loss of a $48.9 million for the three months ended September 30, 2017. This decrease in our net loss of $14.4 million or 29.4% was a result of the operating items discussed above and tax expense incurred in the current quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

We had net sales of $31.9 million during the nine months ended September 30, 2018 compared to $7.4 million during the nine months ended September 30, 2017. The increase was due to higher TRULANCE sales volume in the current year period since the product was launched in mid-March 2017.

COGS for the nine months ended September 30, 2018 totaled $11.5 million compared to $5.0 million for the nine months ended September 30, 2017, primarily due to primarily due to higher production costs from the increase in net sales during the nine months ended September 30, 2018.

Research and development expenses for the nine months ended September 30, 2018 decreased approximately $37.2 million or 80.3% to approximately $9.1 million from approximately $46.3 million for the nine months ended September 30, 2017. This decrease in research and development expenses was due primarily to reduced clinical trial spend associated with the TRULANCE IBS-C indication which was approved in early 2018, and related reduction in clinical employees.

Selling, general and administrative expenses decreased approximately $31.5 million or 22.5%, to $108.6 million for the nine months ended September 30, 2018 from $140.1 million for the nine months ended September 30, 2017. This decrease in expenses primarily reflect higher marketing and promotional activities for the product launch of TRULANCE in the third quarter of 2017, as well as higher stock compensation expense related to modifications from severance agreements and immediate vesting of change-of-control options in the prior year period.

Net loss for the nine months ended September 30, 2018 was $100.3 million as compared to a net loss of $187.4 million for the nine months ended September 30, 2017. This decrease in our net loss of $87.1 million or 46.5% was a result of the operating items discussed above and tax expense incurred in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $89.1 million and $180.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in financing activities was approximately $2.1 million for the nine months ended September 30, 2018 and net cash provided by financing activities was approximately $215.5 million for the nine months ended September 30, 2017. As of September 30, 2018, we had approximately $45.6 million of cash and cash equivalents. During the nine months ended September 30, 2018 and 2017, we incurred losses from operations of approximately $97.4 million and $184.0 million, respectively. As of September 30, 2018, we had negative working capital of approximately $76.3 million, as compared to working capital of approximately $127.0 million at December 31, 2017.

On September 1, 2017, we entered into a senior secured term loan of up to $300 million with CRG Servicing LLC, as administrative and collateral agent, and the lenders and guarantors party thereto (the "Term Loan"). The Term Loan is available for working capital and general corporate purposes. We borrowed $100 million at time of closing. In February 2018 we amended the Term Loan agreement. The amended Term Loan provides for future borrowings of $25 million, $25 million and $50 million on or before June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Additionally, the total amount of the commitment was reduced from $300 million to $200 million (excluding PIK loans) and the Minimum Market Capitalization covenant of $300 million was revised to be 200% of the outstanding principal amount of the Term Loan (excluding PIK loans). In June 2018, we further amended the Term Loan agreement to extend the draw down date of the second borrowing from June 30, 2018 to prior to August 29, 2018. In August 2018, we subsequently amended the Term Loan agreement to extend the draw down date of the second borrowing from August 29, 2018 to prior to October 31, 2018. We did not draw down on the second borrowing available prior to October 31, 2018, and as a result there are no additional principal borrowings available under the Term Loan agreement.

We have been seeking to renegotiate the terms of our term loan agreement with CRG. We have been unable to further amend the agreement with respect to the financial and revenue covenants, and we have decided to forego drawing down on any additional amounts pursuant to our term loan agreement. Moreover, our term loan agreement contains a minimum liquidity covenant that absent relief from CRG may not be satisfied. We are continuing discussions with CRG for covenant relief and in parallel we are currently pursuing alternatives that better align with our business, but there is no assurance that we can secure CRG’s consent or otherwise achieve a transaction to refinance or otherwise repay CRG on commercially reasonable terms, in which case we could default under the term loan agreement and may have to pursue or otherwise accelerate strategic alternatives, including alternatives that could result in leaving our current stockholders with little or no financial ownership of the Company and, the possibility of seeking bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to protect stakeholder value in the event other options are not reasonably executable. On October 30, 2018, we entered into Amendment and Waiver No. 3 to the term loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the term loan agreement from October 25, 2018 to November 6, 2018. On November 6, 2018, we entered into Waiver No. 4 to the term loan agreement pursuant to which CRG further waived compliance with Section 10.01 and related provisions of the term loan agreement through November 12, 2018. If CRG does not grant a further waiver beyond November 12, 2018 the Company will likely be in default of the minimum market cap covenant.

TRULANCE uptake in 2018 has been slower than anticipated due to a highly competitive market access environment and slower than anticipated overall market growth. As a result, based on our current updated forecasts, we are projecting TRULANCE total net sales for 2018 to be between $42.0 million to $47.0 million, which would be below the minimum revenue covenant of $61.0 million set forth in our term loan agreement with CRG. Under the terms of the agreement, we will be required to repay principal and pay prepayment penalties in an amount equal to $38.0 million to $51.0 million if total net sales fall within the expected range noted above. Such principal repayment and prepayment penalties will be due no later than March 31, 2019.

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
Our consolidated financial statements as of December 31, 2017 and our unaudited condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We have incurred recurring losses from operations and expect to continue to have losses in the future. In addition, our debt agreement is subject to covenants that could restrict the availability of additional loans and accelerate the repayment of that debt if breached. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report related to our December 31, 2017 financial statements that includes an explanatory paragraph referring to such conditions and expressing substantial doubt in our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our plan to generate significant revenue, attain further operating efficiencies, reduce expenditures, and if deemed necessary obtain additional equity or debt financing, which may not be available on acceptable terms or at all. To the extent that we may need to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly scale back our commercialization efforts; (ii) seek commercial partners for our products on terms that are less favorable than might otherwise be available; (iii) relinquish or otherwise dispose of rights, on unfavorable terms, to technologies, product candidates or products that we would otherwise seek to develop or commercialize itself; or (iv) seek bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. Our consolidated financial statements as of December 31, 2017 and our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2018 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with bank checking accounts, securities held in money market mutual funds and accounts receivable. As of September 30, 2018, we held $45.6 million in checking and U.S. Treasury based mutual funds. Our cash and cash equivalents balances are in excess of the Federally insured limit. We believe our cash and cash equivalents do not contain excessive risk, however we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

Our senior secured term loan (“Term Loan”) of $107.6 million (including PIK Loans), entered into September 2017, as amended, has a fixed annual interest rate of 9.5% and we, therefore, do not have economic interest rate exposure on the Term Loan. However, the Term Loan requires us to comply with a minimum market capitalization covenant, and our shares are subject to market risk. On October 30, 2018, we entered into Amendment and Waiver No. 3 to the term loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the term loan agreement from October 25, 2018 to November 6, 2018. On November 6, 2018, we entered into Waiver No. 4 to the term loan agreement pursuant to which CRG further waived compliance with Section 10.01 and related provisions of the term loan agreement through November 12, 2018. If CRG does not grant a further waiver beyond November 12, 2018 the Company will likely be in default of the minimum market cap covenant.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2018.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8, Commitments and contingencies, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 7, Commitments and contingencies, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018.

ITEM 1a.             RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our common stock may decline due to these risks.

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

In September 2017, we entered into a term loan agreement with CRG. Pursuant to the loan agreement, we borrowed $100 million from the lenders as of the closing date. In February 2018 we amended the Term Loan agreement. The amended Term Loan provides for future borrowings of $25 million, $25 million and $50 million on or before June 30, 2018, September 30, 2018 and December 31, 2018, respectively. In June 2018, we further amended the Term Loan agreement to extend the draw down date of the second borrowing from June 30, 2018 to prior to August 29, 2018. In August 2018, we subsequently amended the Term Loan agreement to extend the draw down date of the second borrowing from August 29, 2018 to prior to October 31, 2018. We did not draw down on the second borrowing available on October 31, 2018, and as a result there are no additional principal borrowings available under the Term Loan agreement.

Our agreement with CRG contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

• Incur additional indebtedness
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
The term loan agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the term loan agreement contains customary negative covenants limiting our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. In addition, the term loan agreement requires us to comply with a minimum market capitalization covenant, maintain its status as a national exchange listed company, a daily minimum liquidity covenant and an annual revenue requirement based on the sales of TRULANCE.

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

TRULANCE sales growth in 2018 has been slower than anticipated due to a highly competitive market access environment and slower than anticipated overall market growth. As a result, based on our current updated forecasts, we are projecting TRULANCE total net sales for 2018 to be between $42.0 million to $47.0 million, which would be below the minimum revenue covenant of $61.0 million set forth in our term loan agreement with CRG. Under the terms of the agreement, we will be required to repay principal and pay prepayment penalties in an amount equal to $38.0 million to $51.0 million if total net sales fall within the expected range noted above. Such principal repayment and prepayment penalties will be due no later than March 31, 2019.

We have been seeking to renegotiate the terms of our term loan agreement with CRG. We have been unable to further amend the agreement with respect to the financial and revenue covenants, and we have decided to forego drawing down on any additional amounts pursuant to our term loan agreement. Moreover, our term loan agreement contains a minimum liquidity covenant that absent relief from CRG may not be satisfied. On October 30, 2018, we entered into Amendment and Waiver No. 3 to the term loan agreement pursuant to which CRG waived compliance with Section 10.01 and related provisions of the term loan agreement from October 25, 2018 to November 6, 2018. On November 6, 2018, we entered into Waiver No. 4 to the term loan agreement pursuant to which CRG further waived compliance with Section 10.01 and related provisions of the term loan agreement through November 12, 2018.

We are continuing discussions with CRG for covenant relief and in parallel we are currently pursuing alternatives that better align with our business, but there is no assurance that we can secure CRG’s consent or otherwise achieve a transaction to refinance or otherwise repay CRG on commercially reasonable terms, in which case we could default under the term loan agreement and may have to pursue or otherwise accelerate strategic alternatives, including alternatives that could result in leaving our current stockholders with little or no financial ownership of the Company, and the possibility of seeking bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to protect stakeholder value in the event other options are not reasonably executable. There can be no guarantee that any such alternative will provide value for our stockholders.

Risks related to our Business

We will need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts or even discontinue or curtail our operations.

Net cash used in operating activities was approximately $89.1 million and $180.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in financing activities was approximately $2.1 million for the nine months ended September 30, 2018 and net cash provided by financing activities was approximately $215.5 million for the nine months ended September 30, 2017. As of September 30, 2018, we had approximately $45.6 million of cash and cash equivalents. During the nine months ended September 30, 2018 and 2017, we incurred losses from operations of approximately $97.4 million and $184.0 million, respectively. As of September 30, 2018, we had negative working capital of approximately $76.3 million, as compared to working capital of approximately $127.0 million at December 31, 2017.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, our operating activities used net cash of approximately $89.1 million and $212.9 million, respectively. During the year ended December 31, 2016 and December 31, 2015, our operating activities used net cash of approximately $129.8 million and $101.0 million, respectively. In addition, as of September 30, 2018, December 31, 2017 and December 31, 2016 our cash and cash equivalents was $45.6 million, $137.0 million and $82.4 million, respectively, consisting of checking accounts and short-term money market mutual funds.

Purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials, and commercializing products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding Notes and amounts required to be paid under our term loan agreement, could require us to, or we may choose to, seek to raise additional funds.

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

As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of approximately $907.7 million and $807.3 million, respectively. We will incur significant and increasing operating losses for the next several years if we expand our research and development, continue our clinical trials of TRULANCE, acquire or license technologies, advance dolcanatide into clinical development, complete clinical trials, seek regulatory approval, continue to commercialize TRULANCE and, if we receive FDA approval, commercialize our other product candidates. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

We may need to decrease the size of our organization which may have an adverse effect on sales of TRULANCE.

We are a small company with 291 employees as of September 30, 2018. As a result of TRULANCE uptake in 2018 being slower than anticipated due to a highly competitive market access environment and slower than anticipated overall market growth, we may have to decrease the size of our organization. Our future financial performance and our ability to commercialize our products and product candidate and to compete effectively will depend, in part, on our ability to manage any such decrease effectively. In the event we are unable to maintain our own sales force at sufficient levels to sell our products and product candidates, we may not be able to commercialize our products and product candidates which would negatively impact our ability to generate revenue.

We are parties to securities complaints filed against us in U.S. federal court which if determined adversely to us may have a material adverse effect on our business and financial condition.

On February 8, 2018, a federal securities action, captioned David Lee v. Synergy Pharmaceuticals Inc. et al., was filed in the U.S. District Court for the Eastern District of New York. Two similar, related lawsuits—Eileen Countryman v. Synergy Pharmaceuticals Inc. et al. and Wendell Rose v. Synergy Pharmaceuticals Inc. et al—were subsequently filed in the same court. On June 11, 2018, plaintiffs voluntarily dismissed the Countryman complaint. On June 22, 2018, the court consolidated the remaining Lee and Rose actions into a single action under the caption In re Synergy Pharmaceuticals, Inc. Securities Litigation. On August 31, 2018, plaintiffs in the consolidated action filed a consolidated amended complaint that seeks to recover on behalf of a putative class of purchasers of Synergy’s common stock between November 10, 2016 and November 13, 2017. The consolidated amended complaint alleges that the Company and certain of its officers and directors made false and misleading statements, including in connection with the Company's Term Loan from CRG Servicing, LLC and in connection with Trulance’s side-effect profile. The consolidated amended complaint asserts claims under the federal securities laws and seeks to recover unspecified damages, legal fees, interest, and costs.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our ability to commercialize our products successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we are not able to receive approval for reimbursement of our products from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

We expect to experience pricing pressures in connection with the sale of our current product and future products due to competition, the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

We are dependent on the commercial success of TRULANCE in the U.S. for the foreseeable future. We cannot guarantee when, or if, we will attain profitability or positive cash flows.

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

TRULANCE competes with at least two currently approved prescription therapies for the treatment of CIC and IBS-C, namely, Amitiza and Linzess. In addition, over-the-counter products are also used to treat certain symptoms of CIC and IBS-C. We know other companies are developing products that will compete with TRULANCE should they be approved by the FDA. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TRULANCE. We expect that our ability to compete effectively will depend upon our ability to:

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

Currently, we do not have any commercial infrastructure in international markets. In the future, if appropriate regulatory approvals are obtained, we may commercialize TRULANCE and our product candidates in international markets. On February 27, 2018, we entered into a definitive licensing, development and commercialization agreement with Cipher Pharmaceuticals for the Canadian market. Significant commercialization of TRULANCE in Canada is several years away, if at all. If Cipher Pharmaceuticals is not able to effectively register and commercialize TRULANCE in Canada, we may not be able to generate revenue from the license agreement as a result of sales of TRULANCE in Canada or China.

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

If the manufacturers upon whom we rely fail to produce TRULANCE and dolcanatide, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates.

We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies and commercial products. With respect to the manufacturing of TRULANCE, we have executed supply agreements with contract manufacturers sufficient to meet our foreseeable clinical trial and commercial requirements. If any of our suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Pursuant to the license agreements with Cipher Pharmaceuticals and Luoxin, we have agreed to supply each Cipher Pharmaceuticals and Luoxin with TRULANCE for development and commercialization in Canada and China, respectively. Any curtailment in the availability of TRULANCE would have a material adverse effect on our business, financial position and results of operations and adversely affect our relationship with each of Cipher Pharmaceuticals and Luoxin. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

In January 2017, the FDA approved TRULANCE as a once-daily treatment for adult men and women suffering from CIC and in January 2018 for IBS-C. TRULANCE will be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, post approval commitments and submission of safety and other post-market indications. Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring implementation of a risk evaluation and mitigation strategy program, withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for TRULANCE fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In the future, we may seek to commercialize TRULANCE and/or dolcanatide, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approvals procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. Pursuant to our license agreements with Cipher Pharmaceuticals and Luoxin, each of Cipher and Luoxin is responsible for all regulatory activities in Canada and China, respectively. If Cipher cannot obtain regulatory approval for TRULANCE in Canada or Luoxin cannot obtain regulatory approval for TRULANCE in China, our relationship with Cipher and Luoxin, as the case may be, will be adversely affected and we will not be able to generate any revenue from the license agreements with Cipher and Luoxin. In addition, even if we and Cipher or Luoxin obtains marketing approval for TRULANCE in Canada or China, respectively, Health Canada or the China Food and Drug Administration may impose restrictions on TRULANCE’s conditions for use, distribution or marketing and in some cases may impose ongoing requirements for post-market surveillance, post-approval studies or clinical trials.

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

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control and international reference pricing. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

• period-to-period fluctuations in our financial result;

• discussion of us or our stock price in the financial or scientific press or in online investor communities; and

• Our compliance with the terms of our term loan agreement.

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

• competitive activity in the market and overall market growth rates;

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

ITEM 5. OTHER INFORMATION

On November 6, 2018, we entered into an amended and restated executive employment agreement with Troy Hamilton , our CEO, pursuant to which, among other things, upon a termination without cause or for good reason (as defined in the agreement), Mr. Hamilton (i) would be paid his severance payment in a lump sum amount within ten (10) business days after executing a release, (ii) would be provided D&O coverage under our D&O policy (with coverage no less favorable than the coverage provided for our then existing officers and directors) for a period of six (6) years following the date of termination and (iii) would be entitled to receive a pro-rata bonus for the fiscal year in which he was terminated in the same amount as if he remained employed by us through the date of payment.

The foregoing description of the amended and restated executive employment agreement with Mr. Hamilton is a summary, is not complete, and is qualified in its entirety by the terms and conditions of the amended and restated executive employment agreement, a form of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2018.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Separation Agreement dated September 17, 2018 by and between Marino Garcia and Synergy Pharmaceuticals Inc.

10.2	Separation Agreement dated October 30, 2018 by and between Gary S. Jacob and Synergy Pharmaceuticals Inc.

10.3*	License, Development and Commercialization Agreement dated as of August 3, 2018 by and between Synergy Pharmaceuticals Inc. and Shandong Luoxin Pharmaceutical Group Stock Co., Ltd.*

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2018, filed on November 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders' Deficit (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.